Form 10-Q
period 2018-07-31
MINARO CORP
filed 2018-09-04
CIK 1710495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2018

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-223963

Minaro Corp.

(Exact name of registrant as specified in its charter)

Nevada	7373
State or Other Jurisdiction of	Primary Standard Industrial
Incorporation or Organization	Classification Code Number
36-4864568
IRS Employer
Identification Number

Yulia Lazaridou,

President and Chief Executive Officer

Kleonos 8A,

Lakatameia, Cyprus, 2333

Tel. 35722000344

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,800,000 common shares issued and outstanding as of July 31, 2018.

MINARO CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of July 31, 2018 (Unaudited) and January 31, 2018 Interim Unaudited Statement of Operations for the three and six months ended July 31, 2018 and 2017	4 5

	Interim Unaudited Statement of Cash Flows for the six months ended July 31, 2018 and 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Minaro Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Minaro Corp.

BALANCE SHEET

As of July 31, 2018

(Unaudited)

ASSETS
Current Assets	July 31, 2018	January 31, 2018 (Audited)
Cash and cash equivalents	$1,073	626
Prepaid expenses	225	450
Total Current Assets	1,298	1,076

Fixed Assets
Equipment, net	$2,069	3,715
Total Fixed Assets	2,069	3,715

Total Assets	$3,367	4,791

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related party loan	$7,650	7,650
Deferred revenue	-	2,800
Total Current Liabilities	7,650	10,450

Non-current Liabilities
Deferred Tax Liability	289	-
Total Non-current Liabilities	$289	-

Total Liabilities	7,939	10,450

Commitments and Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,800,000 shares issued and outstanding	2,800	2,800
Additional paid in capital	-	-
Retained earnings (accumulated deficit)	(7,372)	(8,459)
Total Stockholder’s Deficit	(4,572)	(5,659)

Total Liabilities and Stockholder’s Equity	$3,367	4,791

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENT OF OPERATIONS

Three and six months ended July 31, 2018 and 2017

(Unaudited)

	Three months ended July 31, 2018	Three months ended July 31, 2017	Six months ended July 31, 2018	Six months ended July 31, 2017

REVENUES	$3,850	-	11,650	-
Gross Profit	3,850	-	11,650	-

OPERATING EXPENSES
General and Administrative Expenses	(5,089)	(16)	(10,274)	(16)
TOTAL OPERATING EXPENSES	(5,089)	(16)	(10,274)	(16)

NET INCOME/LOSS FROM OPERATIONS	(1,239)	(16)	1,376	(16)

PROVISION FOR INCOME TAXES	-	-	289	-

NET INCOME/LOSS	$(1,239)	(16)	1,087	(16)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)	0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,800,000	2,800,000	2,800,000	2,800,000

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENT OF CASH FLOWS

Six months ended April 30, 2018 and 2017

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	Six months ended July 31, 2018	Six months ended July 31, 2017
Net Income	$1,087	$(16)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	2,566	-
Decrease in prepaid expenses	225	-
Decrease in deferred revenue	(2,800)	-
Increase in deferred income tax	289	-
CASH FLOWS FROM OPERATING ACTIVITIES	1,367	(16)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(920)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(920)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	-	100
Capital Stock	-	2,800
CASH FLOWS FROM FINANCING ACTIVITIES	-	2,900

NET CHANGE IN CASH	447	2,884

Cash, beginning of period	626	-

Cash, end of period	$1,073	$2,884

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2018

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Minaro Corp.  (“the Company”) was incorporated in the State of Nevada on March 14, 2017. The Company is located in Cyprus. Its business is production of 3D visualizations (3D exterior for commercial space and interior renderings, prototyping, 3D modeling). Minaro Corp. is going to provide our clients with the high quality products, visualizing their thoughts and ideas. Our goal at the beginning of each new project is to reach the highest level of our client vision understanding in order to transform it into stunning 3D design visualization.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP. The Company’s year-end is January 31. The results for the six months ended July 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended January 31, 2019, filed with the Securities and Exchange Commission. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2018 and for the related periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  original  maturities  of  three  months  or  less  to be cash equivalents.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $225 in prepaid rent as of July 31, 2018.

Customer Deposits

Customer Deposits discloses a liability to customers for products. A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods. The Company had $0 in customer deposit as of July 31, 2018.

Deferred Revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company had $0 in deferred revenue as of July 31, 2018.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2018

(Unaudited)

Equipment

Equipment is stated at cost, net of accumulated depreciation.  The cost of equipment is depreciated using the straight-line method over one year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.  Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts.  For the three months ended April 30, 2018, the Company has generated $7,800 revenue.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance is effective for fiscal years beginning after December 15, 2016. Adoption of the ASU had no impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. ASU 2014-09 adoption is on February 1, 2018.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2018

(Unaudited)

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the six months ended July 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Note 4 – RELATED PARTY TRANSACTIONS

The Company’s sole director has loaned to the Company $7,650. This loan is unsecured, non-interest bearing and due on demand.

Note 5 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year rental agreement for a $225 monthly fee, starting on September 1, 2017.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2018 the Company had net operating loss carry forwards of approximately $7,083 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at July 31, 2018 was approximately $1,487. The net change in valuation allowance during the six months ended July 31, 2018 was $(289). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2018.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of July 31, 2018	As of January 31, 2018
Non-current deferred tax assets:
Net operating loss carry forward	$(7,083)	(1,776)
Valuation allowance	$7,083	1,776
Net deferred tax assets	$-	-

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2018

(Unaudited)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended July 31, 2018 as follows:

	As of July 31, 2018	As of January 31, 2018
Computed “expected” tax expense (benefit)	$289	(1,392)
Change in valuation allowance	$(289)	1,392
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to July 31, 2018, through August 31, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF BUSINESS

Corporate History

The Company was incorporated as “Minaro Corp.” under the laws of the State of Nevada on March 14, 2017. Minaro has only one officer and director who is Yulia Lazaridou. We are engaged in business of 3D design and we intend to provide 3D rendering, animation and architectural visualization services to architects, builders, advertising agencies, interior designers and related.

On March 14, 2017, the Company issued 2,800,000 shares of restricted common stock to Yulia Lazaridou. The value of these shares is $2,800 based on the par value of $0.001 per share of common stock.

On October 2nd, 2017, we consummated an agreement with Hewlett Packard Co., Ltd, which filed as exhibit 10.4 to this registration statement, for the purchase of equipment to be used in our 3D rendering. It says that Hewlett Packard Co., Ltd. is our supplier from which we should receive the following Goods: Laptop, UHD Monitor, Capture Pen and Touch Tablet, AutoCAD, Adobe Photoshop and other equipment and software to start our business. The Hewlett Packard Co., Ltd. should sell, transfer and deliver the Goods to Minaro Corp. The sum should be in USD currency. We have to make payment by wire transfer for the Goods at the terms specified in the invoice but not less than 50% of the invoice amount to Hewlett Packard Co., Ltd. The Goods should be deemed received by Minaro Corp. (with registration Kleonos 8A, Lakatameia, 2333, Cyprus) when delivered to our Company current rented office space at 39 Markou Mpotsari, Kaimakli, 1037 Nicosia, Cyprus.

About 3D design with visualization

The term 3D visualization is used synonymously with 3D graphics, 3D rendering, computer generated imagery (CGI), and other terms. They all basically refer to the process by which graphical content is created using 3D software. It’s a technology that has become mainstream over the last few decades and has evolved into one of the most viable options for producing high- quality digital content. Three-dimensional rendering and 3D modeling is accomplished by taking two-dimensional forms and giving them volume. Created with specialized software, the computer-generated images are wide used in architecture.

Minaro Corp. produces 3D visualizations (3D exterior for commercial space and interior renderings, prototyping, 3D modeling). We are the startup in this area, but we believe we can reach the highest level- to enter the international level and become a part of 3D developers of a global scale. Minaro Corp. is going to provide our clients with the high quality products, visualizing their thoughts and ideas.

During the work process we would like keeping our clients up to date on our progress, so they can follow us and know in advance what the finished product will look like.

Minaro Corp. is fast, affordable and our main goal is to make each client being pleased with the result and willing to develop a long-term cooperation. Minaro Corp. operates in a highly collaborative manner with each client utilizing their knowledge and talents to achieve a total client satisfaction.

Our goal at the beginning of each new project is to reach the highest level of our client vision understanding to transform it into stunning 3D design visualization.

Operational Plan

Minaro is a start-up stage company incorporated in Nevada engaged in providing 3D design service for commercial spaces. Minaro is committed to the providing service in Cyprus. Rather than focus on providing 3D design service in one market, Minaro intends to pursue providing 3D design with visualization and organization of commercial space in the global marketplace through internal growth, industry leading development of high quality service, marketing.

Minaro plans to become a rapidly growing specialty designer who will offer the service of 3D design for commercial spaces produced and designed by us. Our service will include, but will not strictly be limited to, produces 3D visualizations that include 3D exterior for commercial space and interior renderings, prototyping, 3D modeling and other 3D design related merchandise. We intend to expand and develop our business throughout Cyprus and internationally, into a well-recognized and respected company. Currently, we have active agreements with ASBILI and Twidel Co., to provision of service to the client for a period of one year.

Our current plan is to provide 3D design service in the minimum quantity ordered per our existing agreement with ASBILI.

Equipment and raw materials

The Company has in use a Laptop Intel Core i7. In the work Minaro Corp. going to use the program such AutoCAD (commercial computer-aided design (CAD) and drafting software application), SketchUp (3D modeling computer program for a wide range of drawing applications such as architectural, interior design, landscape architecture, civil and mechanical engineering), Adobe Photoshop (raster graphics editor), Autodesk 3ds Max (professional 3D computer graphics program for making 3D animations, models) and Revit (building information modeling software for architects, structural engineers, MEP engineers, designers and contractors). This programs are important for our service, as they have excellent speed and accuracy, optimal set of functions, easy to use, good value for money, proven as reliable programs and can perform a variety of tasks.

Specifications of our MSI - 18.4" Laptop - Intel Core i7:

Model
Brand	MSI
Series	GT Series
Model	GT83VR TITAN SLI-024

Brief info
Color	Aluminum Black
Operating System	Windows 10 Home 64-Bit
CPU	Intel Core i7-6920HQ 2.9 GHz
Screen	18.4"
Memory	64 GB DDR4
Storage	1 TB HDD + 1 TB SSD
Optical Drive	BD Burner
Graphics Card	Dual GeForce GTX 1080 SLI
Video Memory	16 GB GDDR5X (8 GB each)
Communication	Gigabit LAN and WLAN
Deminsions (WxDxH)	16.85" x 12.36" x 1.66"-2.52"
Weight	13.13 lbs.

Order Execution Process

Our order execution process in general can be described as below:

The most important stage is to be known about the:

1. Measurement (size of the room),

2. The tasks (what will be built, under whom, for how many people)

3. Concept development (future plan / planning decision)

4. Sketches (3D model in sketchpad for example)

5. Visualizations

6. Drawings (technical documentation)

The process of 3d architectural visualization begins with the collection of all the documents necessary for the project such as AutoCAD drawings and photographs of the project, videos, images, reference materials, target audience and expected objectives. Once the documents are collected they are being reviewed and analyzed to evolve the right action plan to assure the best output. The texture (for a more realistic look) and appropriate lighting (for the enhancement of the layout with landscape) are the last touches applied to the shorts prior to 3D rendering.

Prices

Interior Design
FULL PROJECT	AUTHOR SUPPORT
40 $ per m2 Included: concept development; preliminary design; 3D-visualization; working documentation (plans, specifications of equipment, furniture, finishes); 2 options for editing if necessary.	10 $ per m2 Included: control of the construction site once a week for 1 year; assistance in procurement and selection of filling.

Architecture
ARCHITECTURAL WORKING DOCUMENTATION	ARCHITECTURAL SKETCH PROJECT
20 $ per m2 Included: Scheme of the master plan based on the survey of the site (GP); Architectural solutions (AR): - installation plans - Facades - specification of door / window openings (outside)	10 $ per m2 Included: Architectural solutions up to 3 variants (ÀÐ); 3D visualization is sketchy; Technical and economic indicators

Webpage and Marketing

We plan to market our services in Cyprus. Architectural visualization services we plan on providing are highly dependent on construction industry in Cyprus.

Initially, our services will be promoted by our President, Yulia Lazaridou. She will discuss our product with her friends and business associates. The marketing and advertising will be targeted to architects, builders, advertising agencies, interior designers and various sectors which have need of 3D visualization in Cyprus. We intend to develop and maintain a database of potential clients who may want to use Minaro’s services. We will follow up with these clients periodically and offer them free presentations and special discounts from time to time. Our methods of communication will include: phone calls and emails. We will ask our satisfied clients for referrals.

We will market and advertise our product on our web site (www.minaro-corp.com) by showing its advantages over visualization services offered by other companies. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.  We intend to promote our website by displaying it on our promotion materials.

We plan to expand our services to USA market in the future only when or if we have the available resources and growth to warrant it. Currently this option is questionable.

We intend to continue our marketing efforts during the life of our operations. We intend to spend from $500 to $8,000 on marketing efforts during the first year. There is no guarantee that we will be able to attract or retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Office facilities

The Company leases a 32-square meter office space located at 39 Markou Mpotsari, Kaimakli, Nicosia, 1037, Cyprus. The lease contract was signed for a one-year term from September 1st, 2017 with the option of expansion for an additional one-year term.

  Customers

Minaro Corp. has two customers, ASBILI and Twidel Co. as of April 30, 2018. The agreements with this customers are filed as Exhibit 10.3 and Exhibit 10.5 to this registration statement.

Competitors

There are many well-established 3D design companies that provide service in our area like K3d Architectural 3d & Graphic Art, SPOON Ltd., Changa Vision, Bizzy Bee Media etñ.  Most of our competitors have greater financial resources than we do and will be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market service entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding entered into either voluntarily by the Company and involuntarily against the Company.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that any existing or probable government regulation on our business, including any applicable export or import regulation or control imposed by Cyprus will have a material impact on the way we conduct our business.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this report. Our sole officer and director, Yulia Lazaridou, currently devotes as much time as needed to provide management services to company matters. After receiving funding, Ms. Lazaridou plans to devote as much time to the operation of the Company as she determines is necessary for her to manage the affairs of the Company. As our business and operations increase, we will assess the need for full-time management and administrative support personnel.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2018, our total assets were $3,367. Total assets were comprised of $1,298 in current assets and $2,069 in fixed assets.

As at July 31, 2018, our current liabilities were $7,560 and Stockholders’ deficit was $4,283.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended July 31, 2018 net cash flows used in operating activities was $1,367.

For the six months ended July 31, 2017 net cash flows used in operating activities was negative $16.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended July 31, 2018 we have generated $920 of cash used in investing activities.

For the six months ended July 31, 2017 we have generated $0 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended July 31, 2018 net cash flows used in financing activities was $0.

For the six months ended July 31, 2017 net cash flows used in financing activities was $2,900.

MANAGEMENT’S DISCUSSION AND ANALYSIS

You  should read  the following  discussion and  analysis of  our  financial  condition and results  of operations together with  our  financial  statements  and  the  related  notes  and  other financial information  included elsewhere in this report.  Some  of the  information  contained in this  discussion and analysis or set forth elsewhere  in  this  report,  including  information  with  respect  to  our  plans  and  strategy  for  our  business and related financing, includes forward-looking statements that  involve  risks  and  uncertainties.

We  qualify  as  an  “emerging  growth  company”  under  the  JOBS  Act.  As a  result,  we are permitted  to,  and intend to, rely  on  exemptions  from  certain  disclosure  requirements.  For so long as we  are an emerging  growth  company,  we will not be required to:

•        Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the  Sarbanes-Oxley Act;

•        Provide  an auditor attestation with respect to management’s report on the effectiveness of our internal controls over  financial reporting;

•        Comply  with any requirement that may be adopted by the  Public Company Accounting Oversight Board  regarding mandatory audit firm rotation or a supplement  to the auditor’s report providing  additional  information about the audit and the  financial statements (i.e., an auditor discussion and analysis);

•        Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•        Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

We  will  remain  an  “emerging  growth  company”  for  up  to five  years,  or  until the  earliest  of (i) the  last  day of the first  fiscal  year  in  which  our  total  annual  gross  revenues exceed  $1  billion, (ii) the  date  that  we become  a  “large  accelerated  filer” as defined  in  Rule  12b-2  under  the  Securities  Exchange  Act  of  1934,  which  would  occur  if  the market value  of  our ordinary shares that is  held  by  non-affiliates  exceeds  $700  million  as  of  the  last  business  day  of  our most  recently  completed second fiscal  quarter or  (iii)  the  date  on which  we  have  issued  more  than  $1 billion  in  non-convertible debt  during  the  preceding  three  year  period.  Even  if  we  no  longer  qualify  for  the exemptions  for  an  emerging  growth  company,  we  may  still  be, in  certain  circumstances,  subject  to  scaled disclosure requirements as a smaller  reporting company.  For example, smaller reporting  companies,  like  emerging growth  companies,  are  not  required  to  provide  a  compensation  discussion  and  analysis  under  Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Under the JOBS Act, an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies, as set forth in Section 7(a)(2)(B) of the Securities Act. We chose not to take advantage of such extended transition period for complying with any new or revised accounting standards and acknowledge that this election is irrevocable.

Our cash balance is $1,073 as of July 31, 2018. We have been utilizing and may utilize funds from Yulia Lazaridou, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of April 30, 2018, Ms. Lazaridou advanced us $7,650. The next two years Ms. Lazaridou does not intend to request to be repaid before the Company will fully implement the plan of operations and begin to increase the revenues to the level of sufficient income to manage the business in full. To implement our plan of operations for the next twelve months’ period, we require a minimum of $40,000 of funding from the offering. There is no guarantee that such level will ever be reached.

Being a newly organized company, we have operating history which includes developing our business plan, setting up our web site, and purchasing our firstly needed equipment. After twelve months’ period, we may need additional financing. We do not currently have any arrangements for additional financing. The Company’s registration office is located at Kleonos 8A, Lakatameia, Nicosia, Cyprus, 2333. Our management believes that 3D design visualization business has more opportunities and more the production area is more extensive in Cyprus because of that reason we decided to start our operations there. Our phone number is 35722000344.

We are a newly organized company. Our full business plan entails activities described in the Plan of Operation section below. Long term financing beyond the maximum aggregate amount of the offering may be required to expand our business. The exact amount of funding will depend on the scale of our development and expansion. Our expansion may include expanding our office facilities, hiring service personnel and entering into agreements with new clients. We have not planned our expansion, and we have not decided yet on the scale of our development and expansion and on the exact amount of funding needed for our long-term financing.

The material terms of our sales contracts with customers contain performing production and postproduction services for the Customers’ design in accordance to Customer’s needs. The period term of such contracts is one year. Customers agreed that the price for the service provided by Minaro Corp. to the Customer should be specified in the invoice provided by Minaro Corp. to the Customer.

Our independent registered public accountant MICHAEL GILLESPIE & ASSOCIATES, PLLC has issued a going concern opinion. This means that there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

To meet our needs for cash we are attempting to raise money from the offering and from selling our 3D design visualization service. We believe that we will be able to raise enough money through the offering or through selling our service to continue our proposed operations but we cannot guarantee that once we continue operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from the offering and will need to find alternative sources. Now, we have not made any arrangements to raise additional cash, other than through the offering. We are signed the agreement with our first customer. We are in negotiations with one of our potential customers and we believe that we might get a production order from this customer soon.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Even if we raise $80,000 from the offering, it will last one year, but we may need more funds for business operations in the next year, and we will have to revert to obtaining additional money.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated no revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Cyprus on September 4, 2018.

Minaro Corp.

By:	/s/	Yulia Lazaridou
	Name:	Yulia Lazaridou
	Title:	President