Form 10-Q
period 2018-10-31
MINARO CORP
filed 2018-11-23
CIK 1710495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,800,000 common shares issued and outstanding as of October 31, 2018.

MINARO CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of October 31, 2018 (Unaudited) and January 31, 2018 Interim Unaudited Statement of Operations for the three and nine months ended October 31, 2018 and 2017	4 5

	Interim Unaudited Statement of Cash Flows for the nine months ended October 31, 2018 and 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

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

Minaro Corp.

BALANCE SHEET

As of October 31, 2018

(Unaudited)

ASSETS
Current Assets	October 31, 2018	January 31, 2018 (Audited)
Cash and cash equivalents	$106	626
Prepaid expenses	-	450
Total Current Assets	106	1,076

Fixed Assets
Equipment, net	$632	3,715
Total Fixed Assets	632	3,715

Total Assets	$738	4,791

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related party loan	$8,650	7,650
Accounts payable	450	-
Deferred revenue	-	2,800
Total Current Liabilities	9,100	10,450

Total Liabilities	9,100	10,450

Commitments and Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,800,000 and 2,800,000 shares issued and outstanding	2,800	2,800
Additional paid in capital	-	-
Retained earnings (accumulated deficit)	(11,162)	(8,459)
Total Stockholder’s Deficit	(8,362)	(5,659)

Total Liabilities and Stockholder’s Equity	$738	4,791

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF OPERATIONS

Three and nine months ended October 31, 2018 and 2017

(Unaudited)

	Three months ended October 31, 2018	Three months ended October 31, 2017	Nine months ended October 31, 2018	Nine months ended October 31, 2017

REVENUES	$-	-	11,650	-
Gross Profit	-	-	11,650	-

OPERATING EXPENSES
General and Administrative Expenses	(4,079)	(1,161)	(14,353)	(1,177)
TOTAL OPERATING EXPENSES	(4,079)	(1,161)	(14,353)	(1,177)

NET INCOME/LOSS FROM OPERATIONS	(4,079)	(1,161)	(2,703)	(1,177)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/LOSS	$(4,079)	(1,161)	(2,703)	(1,177)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,800,000	2,800,000	2,800,000	2,800,000

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF CASH FLOWS

Nine months ended October 31, 2018 and 2017

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	Nine months ended October 31, 2018	Nine months ended October 31, 2017
Net Income	$ (2,703)	$ (1,177)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	4,003	-
Decrease/Increase in prepaid expenses	450	(1,125)
Increase in Accounts payable	450	126
Decrease in deferred revenue	(2,800)	-
Increase in deferred income tax	-	-
CASH FLOWS FROM OPERATING ACTIVITIES	(600)	(2,176)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(920)	(3,670)
CASH FLOWS USED IN INVESTING ACTIVITIES	(920)	(3,670)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	1,000	3,600
Capital Stock	-	2,800
CASH FLOWS FROM FINANCING ACTIVITIES	1,000	6,400

NET CHANGE IN CASH	(520)	554

Cash, beginning of period	626	-

Cash, end of period	$ 106	$ 554

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2018

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

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP. The Company’s year-end is January 31. The results for the six months ended July 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended January 31, 2019, filed with the Securities and Exchange Commission. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2018 and for the related periods presented.

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had no prepaid expenses as of October 31, 2018.

Customer Deposits

Customer Deposits discloses a liability to customers for products. A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods. The Company had $0 in customer deposit as of October 31, 2018.

Deferred Revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company had $0 in deferred revenue as of October 31, 2018.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the nine months ended October 31, 2018, the Company has generated $11,650 revenue.

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

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended October 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Note 4 – RELATED PARTY TRANSACTIONS

The Company’s sole director has loaned to the Company $8,650. This loan is unsecured, non-interest bearing and due on demand.

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

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of October 31, 2018 the Company had net operating loss carry forwards of approximately $11,162 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at October 31, 2018 was approximately $2,344. The net change in valuation allowance during the nine months ended October 31, 2018 was $568. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2018.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of October 31, 2018	As of January 31, 2018
Non-current deferred tax assets:
Net operating loss carry forward	$(2,344)	(1,776)
Valuation allowance	$2,344	1,776
Net deferred tax assets	$-	-

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended October 31, 2018 as follows:

	As of October 31, 2018	As of October 31, 2017
Computed “expected” tax expense (benefit)	$(568)	(247)
Change in valuation allowance	$568	247
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2018, through November 19, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Prices

Interior Design
FULL PROJECT	AUTHOR SUPPORT
40 $ per m2 Included: concept development; preliminary design; 3D-visualization; working documentation (plans, specifications of equipment, furniture, finishes); 2 options for editing if necessary.	10 $ per m2 Included: control of the construction site once a week for 1 year; assistance in procurement and selection of filling.

Architecture
ARCHITECTURAL WORKING DOCUMENTATION	ARCHITECTURAL SKETCH PROJECT
20 $ per m2 Included: Scheme of the master plan based on the survey of the site (GP); Architectural solutions (AR): - installation plans - Facades - specification of door / window openings (outside)	10 $ per m2 Included: Architectural solutions up to 3 variants (); 3D visualization is sketchy; Technical and economic indicators

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

  Customers

As of today Minaro Corp. has two customers, ASBILI and Twidel Co.

Competitors

There are many well-established 3D design companies that provide service in our area like K3d Architectural 3d & Graphic Art, SPOON Ltd., Changa Vision, Bizzy Bee Media et.  Most of our competitors have greater financial resources than we do and will be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market service entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2018, our total assets were $738. Total assets were comprised of $106 in current assets and $632 in fixed assets.

As at October 31, 2018, our current liabilities were $9,100 and Stockholders’ deficit was $8,362.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2018 net cash flows used in operating activities was negative $600.

For the nine months ended October 31, 2017 net cash flows used in operating activities was negative $2,176.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2018 we have generated $920 of cash used in investing activities.

For the nine months ended October 31, 2018 we have generated $3,670 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2018 net cash flows used in financing activities was $1,000.

For the nine months ended October 31, 2018 net cash flows used in financing activities was $6,400.

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

We  qualify  as  an  “emerging  growth  company”  under  the  JOBS  Act.  As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

·        Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

·        Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

·        Comply  with any requirement that may be adopted by the  Public Company Accounting Oversight Board  regarding mandatory audit firm rotation or a supplement  to the auditor’s report providing  additional  information about the audit and the  financial statements (i.e., an auditor discussion and analysis);

·        Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

·        Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Our cash balance is $106 as of October 31, 2018. We have been utilizing and may utilize funds from Yulia Lazaridou, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of October 31, 2018, Ms. Lazaridou advanced us $8,650. The next two years Ms. Lazaridou does not intend to request to be repaid before the Company will fully implement the plan of operations and begin to increase the revenues to the level of sufficient income to manage the business in full. To implement our plan of operations for the next twelve months’ period, we require a minimum of $40,000 of funding from the offering. There is no guarantee that such level will ever be reached.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Cyprus on November 23, 2018.

Minaro Corp.

By:	/s/	Yulia Lazaridou
	Name:	Yulia Lazaridou
	Title:	President