Form 10-K
period 2019-01-31
MINARO CORP
filed 2019-04-18
CIK 1710495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2019

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-223963

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes o No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,830,000 common shares issued and outstanding as of January 31, 2019.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

On October 2, 2017, we consummated an agreement with Hewlett Packard Co., Ltd, for the purchase of equipment to be used in our 3D rendering. It says that Hewlett Packard Co., Ltd. is our supplier from which we should receive the following Goods: Laptop, UHD Monitor, Capture Pen and Touch Tablet, AutoCAD, Adobe Photoshop and other equipment and software to start our business. The Hewlett Packard Co., Ltd. should sell, transfer and deliver the Goods to Minaro Corp. The sum should be in USD currency. We have to make payment by wire transfer for the Goods at the terms specified in the invoice but not less than 50% of the invoice amount to Hewlett Packard Co., Ltd. The Goods should be deemed received by Minaro Corp. (with registration Kleonos 8A, Lakatameia, 2333, Cyprus) when delivered to our Company current rented office space at 39 Markou Mpotsari, Kaimakli, 1037 Nicosia, Cyprus.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of January 31, 2019, no shares of our common stock have traded.

Number of Holders

As of January 31, 2019, the 2,830,000 issued and outstanding shares of common stock were held by a total of 2 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended January 31, 2019 and 2018.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On July 27, 2017, the Company issued 2,800,000 shares of common stock to a director for cash proceeds of $2,800 at $0.001 per share.

In January 2019, the Company issued 30,000 shares of common stock for cash proceeds of $600 at $0.02 per share.

There were 2,830,000 shares of common stock issued and outstanding as of January 31, 2019.

Purchase of our Equity Securities by Officers and Directors

On July 27, 2017, the Company offered and sold 2,800,000 restricted shares of common stock to our president and director, Yulia Lazaridou, for a purchase price of $0.001 per share, for aggregate offering proceeds of $2,800, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the year ended January 31, 2019 and from March 14, 2017 (inception) through January 31, 2018:

Revenue

For the year ended January 31, 2019 and from March 14, 2017 (inception) through January 31, 2018 the Company generated total revenue of $13,750 and $0 from selling products to the customer.

Operating expenses

Total operating expenses for the year ended January 31, 2019 and from March 14, 2017 (inception) through January 31, 2018 were $17,770 and $8,459. The operating expenses for the year ended January 31, 2019 included bank charges of $644; website expense of $20$; depreciation expense of $4,635; legal fees of $1,000; audit fees of $8,200; professional fees of $149; rent expense of $2,700; utilities of $75; repairs and maintenance of $347.

Net Loss

The net loss for the year ended January 31, 2019 and March 14, 2017 (inception) through January 31, 2018 was $4,020 and $8,459 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended January 31, 2019, the Company had cash of $696 ($626 as of January 31, 2018). Furthermore, the Company had a working capital deficit of $9,079 ($9,374 as of January 31, 2018). The increase in working capital is attributed to sale of stock.

During the year ended January 31, 2019, the Company used $610 of cash in operating activities due to its net loss and decrease in prepaid expenses of $450, decrease in deferred revenue of $2,800; increase in accounts payable of $1,125 and depreciation of $4,635.

During the year ended January 31, 2019 the Company used $920 of cash in investing activities.

During the year ended January 31, 2019, the Company generated $1,600 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Yulia Lazaridou, has concluded a verbal agreement with the Minaro Corp. in order to fund completion of the registration process and to maintain the reporting status with SEC.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our paper dung products and loans from our director. We must raise cash to implement our plan and stay in business.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Minaro Corp.

FINANCIAL STATEMENTS

Year ended January 31, 2019 and January 31, 2018

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Minaro Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Minaro Corp. as of January 31, 2019 and for the period from March 14, 2017 (inception) through January 31, 2018 and the related statements of operations, changes in stockholder’s deficit and cash flows for the period ended January 31, 2019 and for the period from March 14, 2017 (inception) through January 31, 2018, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and for the period from March 14, 2017 (inception) through January 31, 2018 and the results of its operations and its cash flows for the period ended January 31, 2019 and for the period from March 14, 2017 (inception) through January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2018.

Seattle, Washington

April 11, 2019

Minaro Corp.

BALANCE SHEET

As of January 31, 2019

(Audited)

ASSETS
Current Assets	January 31, 2019	January 31, 2018
Cash and cash equivalents	$696	626
Prepaid expenses	-	450
Total Current Assets	696	1,076

Fixed Assets
Equipment, net	$-	3,715
Total Fixed Assets	-	3,715

Total Assets	$696	4,791

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related party loan	$8,650	7,650
Accounts payable	1,125	-
Deferred revenue	-	2,800
Total Current Liabilities	9,775	10,450

Total Liabilities	9,775	10,450

Commitments and Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,830,000 and 2,800,000 shares issued and outstanding	2,830	2,800
Additional paid in capital	570	-
Retained earnings (accumulated deficit)	(12,479)	(8,459)
Total Stockholder’s Deficit	(9,079)	(5,659)

Total Liabilities and Stockholder’s Equity	$696	4,791

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF OPERATIONS

Year ended January 31, 2019 and from March 14, 2017 (inception) through January 31, 2018

(Audited)

	Year ended January 31, 2019	From March 14, 2017 (inception) through January 31, 2018

REVENUES	$13,750	-
Gross Profit	13,750	-

OPERATING EXPENSES
General and Administrative Expenses	(17,770)	(8,459)
TOTAL OPERATING EXPENSES	(17,770)	(8,459)

NET LOSS FROM OPERATIONS	(4,020)	(8,459)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,020)	(8,459)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,802,980	2,800,000

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

As of January 31, 2019

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholder’s
	Shares	Amount	Capital		Deficit

Inception, March 14, 2017	-	$ -	$ -	$ -	$ -

Issuance of common stock	2,800,000	2,800	-	-	2,800

Net loss	-	-	-	(1,830)	(1,830)

Balance, November 30, 2017	2,800,000	$ 2,800	$ -	$ (1,830)	$ 970
Issuance of common stock	-	-	-	-	-

Net loss	-	-	-	(6,629)	(6,629)

Balance, January 31, 2018	2,800,000	$ 2,800	$ -	$ (8,459)	$ (5,659)
Issuance of common stock	30,000	30	570	-	600

Net loss	-	-	-	(4,020)	(4,020)

Balance, January 31, 2019	2,830,000	$ 2,830	$ 570	$ (12,479)	$ (9,079)

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF CASH FLOWS

Year ended January 31, 2019 and from March 14, 2017 (inception) through January 31, 2018

(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES	Year ended January 31, 2019	From March 14, 2017 (inception) through January 31, 2018
Net Income	$ (4,020)	$ (8,459)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	4,635	1,110
Decrease/Increase in prepaid expenses	450	(450)
Increase in Accounts payable	1,125	-
Decrease/Increase in deferred revenue	(2,800)	2,800
CASH FLOWS FROM OPERATING ACTIVITIES	(610)	(4,999)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(920)	(4,825)
CASH FLOWS USED IN INVESTING ACTIVITIES	(920)	(4,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	1,000	7,650
Capital Stock	30	2,800
Additional Paid in Capital	570	-
CASH FLOWS FROM FINANCING ACTIVITIES	1,600	10,450

NET CHANGE IN CASH	70	626

Cash, beginning of period	626	0

Cash, end of period	$ 696	$ 626

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2019

(Audited)

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had no prepaid expenses as of January 31, 2019.

Customer Deposits

Customer Deposits discloses a liability to customers for products. A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods. The Company had $0 in customer deposit as of January 31, 2019.

Deferred Revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company had $0 in deferred revenue as of January 31, 2019.

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

January 31, 2019

(Audited)

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the year ended January 31, 2019, the Company has generated $13,750 revenue.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the year ended January 31, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2019

(Audited)

Note 4 – RELATED PARTY TRANSACTIONS

The Company’s sole director has loaned to the Company $8,650. This loan is unsecured, non-interest bearing and due on demand.

Note 5 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year rental agreement for a $225 monthly fee, ending on September 1, 2019.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2019 the Company had net operating loss carry forwards of approximately $12,479 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at January 31, 2019 was approximately $2,621. The net change in valuation allowance during the year ended January 31, 2019 was $844. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2019.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of January 31, 2019	As of January 31, 2018
Non-current deferred tax assets:
Net operating loss carry forward	$(2,621)	(1,776)
Valuation allowance	$2,621	1,776
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended January 31, 2019 as follows:

	As of January 31, 2019	As of January 31, 2018
Computed “expected” tax expense (benefit)	$(844)	(1,392)
Change in valuation allowance	$844	1,392
Actual tax expense (benefit)	$-	-

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2019

(Audited)

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2019, through April 15, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls – As of January 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at January 31, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Yulia Lazaridou, Kleonos 8A, Lakatameia, Cyprus, 2333	41	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Yulia Lazaridou  has  acted  as  our  President,  Treasurer,  Secretary  and  Director  since  our  incorporation  on  March 14, 2017.  There was not any arrangement or understanding between Yulia Lazaridou and any other person(s) pursuant to which she was selected as a director of the company. For the past five years Yulia Lazaridou had worked as an interior designer in Gravity White Designs, Inc., Cyprus for an interior design service company and got the needed skills for the current business of Minaro Corp. She oversaw the 3D visualization service projects and post service and was in direct connection with clients, where she learned how to build the productive relationship with customers. We believe that these skills will help our sole officer and director run the Company’s business. Ms. Lazaridou’s only occupation at the moment is managing the business processes of Minaro Corp. There was not any arrangement or understanding between Yulia Lazaridou and any other person(s) pursuant to which she was selected as an officer of the company.

Yulia Lazaridou owns 98.9% of the outstanding shares of our common stock.  As  such,  it  was unilaterally  decided  that  Yulia Lazaridou  was  going  to  be  our  sole  President,  Chief  Executive  Officer,  Treasurer,  and Chief  Financial  Officer,  Chief  Accounting  Officer,  Secretary  and  sole  member  of  our  board  of  directors.  Yulia Lazaridou, our president and director will be devoting all her time needed for planning and organizing activities for Minaro Corp.

During the past ten years, Yulia Lazaridou has not been the subject to any of the following events:

1.    Any bankruptcy petition filed by or against any business of which Yulia Lazaridou was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.    Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.    An  order,  judgment,  or  decree,  not  subsequently  reversed,  suspended  or  vacated,  or  any  court  of  competent  jurisdiction,  permanently  or  temporarily  enjoining,  barring,  suspending  or  otherwise  limiting Ms. Lazaridou involvement in any type of business, securities  or banking activities.

4.    Found  by  a  court  of  competent  jurisdiction  (in  a  civil  action),  the  Securities  and  Exchange  Commission  or the  Commodity  Future  Trading  Commission  to  violate  a  federal  or  state  securities  or  commodities  law,  and  the judgment has not been reversed, suspended or vacated.

5.    Was  the  subject  of  any  order,  judgment  or  decree,  not  subsequently  reversed,  suspended  or  vacated,  of  any  Federal  or  State  authority  barring,  suspending  or  otherwise  limiting  for  more  than  60  days  the  right  to  engage  in any  activity  described  in  paragraph  (f)(3)(i)  of  this  section,  or  to  be  associated  with  persons  engaged  in  any  such activity;

 6.    Was  found  by  a  court  of  competent  jurisdiction  in  a  civil  action  or  by  the  Commission  to  have  violated  any  Federal  or  State  securities  law,  and  the  judgment  in  such  civil  action  or  finding  by  the  Commission  has  not  been subsequently  reversed, suspended, or vacated;

7.    Was  the  subject  of,  or  a  party  to,  any  Federal  or  State  judicial  or  administrative  order,  judgment,  decree,  or  finding,  not subsequently reversed, suspended or vacated, relating to  an alleged violation of:

i.      Any  Federal or State securities or commodities law or regulation;  or

ii.    Any  law  or  regulation  respecting  financial  institutions  or  insurance  companies  including,  but  not limited  to, a temporary or permanent injunction, order  of disgorgement or restitution, civil money  penalty  or temporary or permanent cease-and-desist order, or removal or  prohibition order; or

iii.  Any  law  or  regulation  prohibiting  mail  or  wire  fraud  or  fraud  in  connection  with  any  business entity;  or

8.    Was the subject  of,  or  a party  to,  any  sanction  or  order,  not  subsequently  reversed,  suspended or  vacated,  of  any  self-regulatory  organization  (as  defined  in  Section  3(a) (26)  of  the  Exchange  Act  (15  U.S.C.  78c(a) (26))),  any  registered  entity  (as  defined  in  Section  1(a) (29)  of  the  Commodity  Exchange  Act  (7  U.S.C.  1(a) (29))),  or  any equivalent  exchange,  association,  entity  or  organization  that  has  disciplinary  authority  over  its  members  or  persons  associated with a member.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until her respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member Ms. Lazaridou, and he does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to Yulia Lazaridou that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us regarding our director's business and personal activities and relationships as they may relate to us and our management.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of January 31, 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Yulia Lazaridou, President and Treasurer	January 31, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Yulia Lazaridou currently devotes all her time needed for planning and organizing activities to manage the affairs of the Company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There is no annuity, pension or retirement benefit proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of January 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Yulia Lazaridou	0	0	0	0	0		0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock, owned beneficially as of January 31, 2019 by: (i) each person (including any group), known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Yulia Lazaridou	2,800,000 shares of common stock (direct)		98.9%

				98.9%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Item 13. Certain Relationships and Related Transactions

Yulia Lazaridou is our officer, director, control person and promoter and she shall receive no compensation for the placement of the offering. There is no any promoter(s) of the company other than Ms. Lazaridou.

On July 27, 2017, we issued a total of 2,800,000 shares of restricted common stock to Yulia Lazaridou in consideration of $2,800. Further, Yulia Lazaridou has advanced funds to us. As of January 31, 2019, Yulia Lazaridou advanced us $8,650. Ms. Lazaridou will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Ms. Lazaridou. Yulia Lazaridou will be repaid from revenues of operations if and when we generate significant revenues to pay the obligation. There is no assurance that we will ever generate significant revenues from our operations. The obligation to Ms. Lazaridou does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Lazaridou or the repayment of the funds to Ms. Lazaridou. We have a verbal agreement with our sole officer and director that, if necessary, she will loan the company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2019, we incurred approximately $8,200 in fees to our principal independent accountants for professional services rendered in connection with the audit of our April 30, 2018 financial statements and for the reviews of our financial statements for the quarters ended July 31, 2018, October 31, 2018, and January 31, 2018.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Cyprus on April 18, 2019.

Minaro Corp.

By:	/s/	Yulia Lazaridou
	Name:	Yulia Lazaridou
	Title:	President