Form 10-Q
period 2019-04-30
MINARO CORP
filed 2019-06-04
CIK 1710495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2019

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,830,000 common shares issued and outstanding as of April 30, 2019.

MINARO CORP.

QUARTERLY REPORT ON FORM 10-Q

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

Minaro Corp.

BALANCE SHEET

As of April 30, 2019

(Unaudited)

ASSETS
Current Assets	April 30, 2019	January 31, 2019 (Audited)
Cash and cash equivalents	$357	696
Total Current Assets	357	696

Total Assets	$357	696

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related party loan	$12,650	8,650
Accounts payable	225	1,125
Total Current Liabilities	12,875	9,775

Total Liabilities	12,875	9,775

Commitments and Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,830,000 and 2,830,000 shares issued and outstanding	2,830	2,830
Additional paid in capital	570	570
Retained earnings (accumulated deficit)	(15,918)	(12,479)
Total Stockholder’s Deficit	(12,518)	(9,079)

Total Liabilities and Stockholder’s Equity	$357	696

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF OPERATIONS

Three months ended April 30, 2019 and 2018

(Unaudited)

	Three months ended April 30, 2019	Three months ended April 30, 2018

REVENUES	$5,000	$ 7,800
Gross Profit	5,000	7,800

OPERATING EXPENSES
General and Administrative Expenses	(8,439)	(5,185)
TOTAL OPERATING EXPENSES	(8,439)	(5,185)

NET INCOME/LOSS FROM OPERATIONS	(3,439)	2,615

PROVISION FOR INCOME TAXES	-	549

NET INCOME/LOSS	$(3,439)	$ 2,066

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,830,000	2,800,000

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

As of April 30, 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholder’s
	Shares	Amount	Capital		Deficit
Balance, January 31, 2019	2,830,000	$ 2,830	$ 570	$ (12,479)	$ (9,079)
Issuance of common stock	-	-	-	-	-

Net loss	-	-	-	(3,439)	(3,439)

Balance, April 30, 2019	2,830,000	$ 2,830	$ 570	$ (15,918)	$ (12,518)

Minaro Corp.

STATEMENTS OF CASH FLOWS

Three months ended April 30, 2019 and 2018

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	Three months ended April 30, 2019	Three months ended April 30, 2018
Net Income	$ (3,439)	$ 2,066
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	1,206
Change in prepaid expenses	-	(450)
Change in Accounts payable	(900)	-
Change in deferred revenue	-	(2,800)
Change in deferred income tax	-	549
CASH FLOWS FROM OPERATING ACTIVITIES	(4,339)	571

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	4,000	-
CASH FLOWS FROM FINANCING ACTIVITIES	4,000	-

NET CHANGE IN CASH	(339)	571

Cash, beginning of period	696	626

Cash, end of period	$ 357	$ 1,197

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2019

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

The results for the three months ended April 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended April 30, 2019, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2019 and for the related periods presented.

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had no prepaid expenses as of April 30, 2019.

Customer Deposits

Customer Deposits discloses a liability to customers for products. A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods. The Company had $0 in customer deposit as of April 30, 2019.

Deferred Revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company had $0 in deferred revenue as of April 30, 2019.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2019

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the three months ended April 30, 2019, the Company has generated $5,000 revenue. Minaro Corp. provides 3D visualizations to its clients according to the signed contracts. Revenue is recognized when the order is completed and approved by the customer.

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

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2019

(Unaudited)

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended April 30, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Note 4 – RELATED PARTY TRANSACTIONS

The Company’s sole director has loaned to the Company $12,650. This loan is unsecured, non-interest bearing and due on demand.

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

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of April 30, 2019 the Company had net operating loss carry forwards of approximately $15,918 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at April 30, 2019 was approximately $3,184. The net change in valuation allowance during the three months ended April 30, 2019 was $688. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2019.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of April 30, 2019	As of January 31, 2019
Non-current deferred tax assets:
Net operating loss carry forward	$(3,184)	(2,621)
Valuation allowance	$3,184	2,621
Net deferred tax assets	$-	-

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2019

(Unaudited)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months ended April 30, 2019 as follows:

	As of April 30, 2019	As of April 30, 2018
Computed “expected” tax expense (benefit)	$(688)	549
Change in valuation allowance	$688	(549)
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2019, through June 3, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

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

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2019, our total assets were $357. Total assets were comprised of $357 in current assets.

As at April 30, 2019, our current liabilities were $12,875 and Stockholders’ deficit was $12,518.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended April 30, 2019 net cash flows used in operating activities was negative $4,339.

For the three months ended April 30, 2018 net cash flows used in operating activities was $571.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended April 30, 2019 we have generated no cash used in investing activities.

For the three months ended April 30, 2018 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended April 30, 2019 net cash flows used in financing activities was $4,000.

For the three months ended April 30, 2018 net cash flows used in financing activities was $0.

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

Our cash balance is $357 as of April 30, 2019. We have been utilizing and may utilize funds from Yulia Lazaridou, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of April 30, 2019, Ms. Lazaridou advanced us $12,650. The next year Ms. Lazaridou does not intend to request to be repaid before the Company will fully implement the plan of operations and begin to increase the revenues to the level of sufficient income to manage the business in full. To implement our plan of operations for the next twelve months’ period, we require a minimum of $40,000 of funding from the offering. There is no guarantee that such level will ever be reached.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Cyprus on June 4, 2019.

Minaro Corp.

By:	/s/	Yulia Lazaridou
	Name:	Yulia Lazaridou
	Title:	President