Form 10-Q
period 2019-07-31
MINARO CORP
filed 2019-09-09
CIK 1710495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2019

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,830,000 common shares issued and outstanding as of July 31, 2019.

MINARO CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

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

Minaro Corp.

BALANCE SHEET

As of July 31, 2019

(Unaudited)

ASSETS
Current Assets	July 31, 2019	January 31, 2019 (Audited)
Cash and cash equivalents	$240	696
Prepaid expenses	450	-
Total Current Assets	690	696

Total Assets	$690	696

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related party loan	$14,700	8,650
Accounts payable	-	1,125
Total Current Liabilities	14,700	9,775

Total Liabilities	14,700	9,775

Commitments and Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,830,000 and 2,830,000 shares issued and outstanding	2,830	2,830
Additional paid in capital	570	570
Retained earnings (accumulated deficit)	(17,410)	(12,479)
Total Stockholder’s Deficit	(14,010)	(9,079)

Total Liabilities and Stockholder’s Equity	$690	696

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF OPERATIONS

Three and six months ended July 31, 2019 and 2018

(Unaudited)

	Three months ended July 31, 2019	Three months ended July 31, 2018	Six months ended July 31, 2019	Six months ended July 31, 2018

REVENUES	$1,450	$3,850	$6,450	$11,650
Gross Profit	1,450	3,850	6,450	11,650

OPERATING EXPENSES
General and Administrative Expenses	(2,942)	(5,089)	(11,381)	(10,274)
TOTAL OPERATING EXPENSES	(2,942)	(5,089)	(11,381)	(10,274)

NET INCOME/LOSS FROM OPERATIONS	(1,492)	(1,239)	(4,931)	1,376

PROVISION FOR INCOME TAXES	-	-	-	289

NET INCOME/LOSS	$(1,492)	$(1,239)	$(4,931)	$1,087

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,830,000	2,800,000	2,830,000	2,800,000

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

As of July 31, 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholder’s
	Shares	Amount	Capital		Deficit
Balances, January 31, 2019	2,830,000	$ 2,830	$ 570	$ (12,479)	$ (9,079)
Issuance of common stock	-	-	-	-	-

Net loss	-	-	-	(4,931)	(4,931)

Balances, July 31, 2019	2,830,000	$ 2,830	$ 570	$ (17,410)	$ (14,010)

For the six months ended July 31, 2019

For the three months ended July 31, 2019

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholder’s
	Shares	Amount	Capital		Deficit
Balances, April 30, 2019	2,830,000	$ 2,830	$ 570	$ (15,918)	$ (12,518)
Issuance of common stock	-	-	-	-	-

Net loss	-	-	-	(1,492)	(1,492)

Balances, July 31, 2019	2,830,000	$ 2,830	$ 570	$ (17,410)	$ (14,010)

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF CASH FLOWS

Six months ended July 31, 2019 and 2018

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	Six months ended July 31, 2019	Six months ended July 31, 2018
Net Income	$ (4,931)	$ 1,087
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	2,566
Change in prepaid expenses	(450)	225
Change in accounts payable	(1,125)	-
Change in deferred revenue	-	(2,800)
Change in deferred income tax	-	289
CASH FLOWS FROM OPERATING ACTIVITIES	(6,506)	1,367

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(920)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(920)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	6,050	-
CASH FLOWS FROM FINANCING ACTIVITIES	6,050	-

NET CHANGE IN CASH	(456)	447

Cash, beginning of period	696	626

Cash, end of period	$ 240	$ 1,073

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2019

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

The results for the six months ended July 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended January 31, 2019, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2019 and for the related periods presented.

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $450 in prepaid rent as of July 31, 2019.

Customer Deposits

Customer Deposits discloses a liability to customers for products. A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods. The Company had $0 in customer deposit as of July 31, 2019.

Deferred Revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company had $0 in deferred revenue as of July 31, 2019.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2019

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the six months ended July 31, 2019, the Company has generated $6,450 revenue. Minaro Corp. provides 3D visualizations to its clients according to the signed contracts. Revenue is recognized when the order is completed and approved by the customer.

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

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the six months ended July 31, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Note 4 – RELATED PARTY TRANSACTIONS

The Company’s sole director has loaned to the Company $14,700. This loan is unsecured, non-interest bearing and due on demand.

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

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2019 the Company had net operating loss carry forwards of approximately $17,410 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at July 31, 2019 was approximately $3,656. The net change in valuation allowance during the six months ended July 31, 2019 was $1,036. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2019.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of July 31, 2019	As of January 31, 2019
Non-current deferred tax assets:
Net operating loss carry forward	$(3,656)	(2,621)
Valuation allowance	$3,656	2,621
Net deferred tax assets	$-	-

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended July 31, 2019 as follows:

	As of July 31, 2019	As of July 31, 2018
Computed “expected” tax expense (benefit)	$(1,036)	289
Change in valuation allowance	$1,036	(289)
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to July 31, 2019, through September 04, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

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

  Customers

As of today Minaro Corp. has such customers as ASBILI, Twidel Co., FOSPA, Karmaratsa Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2019, our total assets were $690. Total assets were comprised of $690 in current assets.

As at July 31, 2019, our current liabilities were $14,700 and Stockholders’ deficit was $14,010.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended July 31, 2019 net cash flows used in operating activities was negative $6,506.

For the six months ended July 31, 2018 net cash flows used in operating activities was $1,367.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended July 31, 2019 we have generated no cash used in investing activities.

For the six months ended July 31, 2018 we have generated $920, used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended July 31, 2019 net cash flows used in financing activities was $6,050.

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

Our cash balance is $240 as of July 31, 2019. We have been utilizing and may utilize funds from Yulia Lazaridou, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of July 31, 2019, Ms. Lazaridou advanced us $14,700. The next year Ms. Lazaridou does not intend to request to be repaid before the Company will fully implement the plan of operations and begin to increase the revenues to the level of sufficient income to manage the business in full. To implement our plan of operations for the next twelve months’ period, we require a minimum of $40,000 of funding from the offering. There is no guarantee that such level will ever be reached.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Cyprus on September  9, 2019.

Minaro Corp.

By:	/s/	Yulia Lazaridou
	Name:	Yulia Lazaridou
	Title:	President