Form 10-K
period 2020-01-31
MINARO CORP
filed 2020-06-05
CIK 1710495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2020

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-223963

Minaro Corp.

(Exact name of registrant as specified in its charter)

Nevada	36-4864568	7373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,950,000 common shares issued and outstanding as of June 4, 2020.

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

Minaro plans to become a rapidly growing specialty designer who will offer the service of 3D design for commercial spaces produced and designed by us. Our service will include, but will not strictly be limited to, produces 3D visualizations that include 3D exterior for commercial space and interior renderings, prototyping, 3D modeling and other 3D design related merchandise. We intend to expand and develop our business throughout Cyprus and internationally, into a well-recognized and respected company. We have agreements with ASBILI, Twidel Co., FOSPA, Karmaratsa Inc., Lorili Co. to provision of service to the client.

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

  Customers

As of today Minaro Corp. has customers ASBILI, Twidel Co., FOSPA, Karmaratsa Inc., Lorili Co., Petsa Markides, Zoe Galanaki.

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

As of January 31, 2020, no shares of our common stock have traded.

Number of Holders

As of January 31, 2020, the 2,950,000 issued and outstanding shares of common stock were held by a total of 6 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended January 31, 2020 and 2019.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On July 27, 2017, the Company issued 2,800,000 shares of common stock to a director for cash proceeds of $2,800 at $0.001 per share.

In January 2019, the Company issued 30,000 shares of common stock for cash proceeds of $600 at $0.02 per share.

In December 2019, the Company issued 95,000 shares of common stock for cash proceeds of $1,865 at $0.02 per share.

In January 2020, the Company issued 25,000 shares of common stock for cash proceeds of $500 at $0.02 per share.

There were 2,950,000 shares of common stock issued and outstanding as of January 31, 2020.

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

Results of Operations for the year ended January 31, 2020 and 2019:

Revenue and cost of goods sold

For the years ended January 31, 2020 and 2019 the Company generated total revenue of $42,730 and $13,750 from selling products to the customer. Cost of goods sold for the years ended January 31, 2020 and 2019 was $7,775 and $0.

Operating expenses

Total operating expenses for the years ended January 31, 2020 and 2019 were $37,282 and $17,770. The operating expenses for the year ended January 31, 2020 included advertising expense of $1,690; bank charges of $1,384; website expense of $7,318; depreciation expense of $2,164; legal fees of $2,500; audit fees of $10,500; professional fees of $814; rent expense of $2,868; utilities of $324; miscellaneous of $7,720. The operating expenses for the year ended January 31, 2019 included bank charges of $644; website expense of $20$; depreciation expense of $4,635; legal fees of $1,000; audit fees of $8,200; professional fees of $149; rent expense of $2,700; utilities of $75; repairs and maintenance of $347.

Net Loss

The net loss for the years ended January 31, 2020 and 2019 was $2,327 and $4,020 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended January 31, 2020, the Company had cash of $511 ($696 as of January 31, 2019). Furthermore, the Company had a working capital deficit of $20,036 ($9,079 as of January 31, 2019).

During the year ended January 31, 2020, the Company used $9,741 of cash in operating activities due to its net loss and increase in prepaid expenses of $15,983, increase in customer deposits of $7,530; decrease in accounts payable of $1,125 and depreciation of $2,164.

During the year ended January 31, 2020 the Company used $13,159 of cash in investing activities.

During the year ended January 31, 2020, the Company generated $22,715 of cash in financing activities.

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

Item 8. Financial Statements and Supplementary Data

Minaro Corp.

FINANCIAL STATEMENTS

Year ended January 31, 2020 and January 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Stockholders’

Minaro Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Minaro Corp. as of January 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit and cash flows for the period ended January 31, 2020 and 2019 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019 and the results of its operations and its cash flows for the period ended January 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Seattle, Washington

May 26, 2020

Minaro Corp.

BALANCE SHEET

As of January 31, 2020

(Audited)

ASSETS
Current Assets	January 31, 2020	January 31, 2019
Cash and cash equivalents	$511	696
Prepaid expenses	15,983	-
Total Current Assets	16,494	696

Fixed Assets
Equipment, software, net	$10,995	-
Total Fixed Assets	10,995	-

Total Assets	$27,489	696

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related party transactions:
Loan	$16,900	8,650
Investments	12,100	-
Accounts payable	-	1,125
Customer deposits	7,530	-
Total Current Liabilities	36,530	9,775

Total Liabilities	36,530	9,775

Commitments and Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,950,000 and 2,830,000 shares issued and outstanding	2,950	2,830
Additional paid in capital	2,815	570
Retained earnings (accumulated deficit)	(14,806)	(12,479)
Total Stockholder’s Deficit	(9,041)	(9,079)

Total Liabilities and Stockholder’s Equity	$27,489	696

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF OPERATIONS

Year ended January 31, 2020 and January 31, 2019

(Audited)

	Year ended January 31, 2020	Year ended January 31, 2019

REVENUES	$42,730	13,750
Cost of Goods Sold	7,775	-
Gross Profit	34,955	13,750

OPERATING EXPENSES
General and Administrative Expenses	(37,282)	(17,770)
TOTAL OPERATING EXPENSES	(37,282)	(17,770)

NET LOSS FROM OPERATIONS	(2,327)	(4,020)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,327)	(4,020)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,841,890	2,802,980

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

As of January 31, 2020

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholder’s
	Shares	Amount	Capital		Deficit

Balance, January 31, 2018	2,800,000	$ 2,800	$ -	$ (8,459)	$ (5,659)
Issuance of common stock	30,000	30	570	-	600

Net loss for the year ended January 31, 2019	-	-	-	(4,020)	(4,020)

Balance, January 31, 2019	2,830,000	$ 2,830	$ 570	$ (12,479)	$ (9,079)
Issuance of common stock	120,000	120	2,245	-	2,365

Net loss for the year ended January 31, 2020	-	-	-	(2,327)	(2,327)

Balance, January 31, 2020	2,950,000	$ 2,950	$ 2,815	$ (14,806)	$ (9,041)

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF CASH FLOWS

Year ended January 31, 2020 and January 31, 2019

(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES	Year ended January 31, 2020	Year ended January 31, 2019
Net Income	$ (2,327)	$ (4,020)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	2,164	4,635
Decrease/Increase in prepaid expenses	(15,983)	450
Decrease/Increase in accounts payable	(1,125)	1,125
Increase in customer deposits	7,530	-
Decrease in deferred revenue	-	(2,800)
CASH FLOWS FROM OPERATING ACTIVITIES	(9,741)	(610)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(13,159)	(920)
CASH FLOWS USED IN INVESTING ACTIVITIES	(13,159)	(920)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	8,250	1,000
Related party investments	12,100	-
Capital stock	120	30
Additional paid in capital	2,245	570
CASH FLOWS FROM FINANCING ACTIVITIES	22,715	1,600

NET CHANGE IN CASH	(185)	70

Cash, beginning of period	696	626

Cash, end of period	$ 511	$ 696

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2020

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $2,403 in prepaid rent and $13,580 in prepaid equipment as of January 31, 2020.

Customer Deposits

Customer Deposits discloses a liability to customers for products. A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods. The Company had $7,530 in customer deposit as of January 31, 2020.

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

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2020

(Audited)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the year ended January 31, 2020, the Company has generated $42,730 revenue. Minaro Corp. provides 3D visualizations to its clients according to the signed contracts. Revenue is recognized when the order is completed and approved by the customer.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the year ended January 31, 2020 there were no potentially dilutive debt or equity instruments issued or outstanding.

Note 4 – RELATED PARTY TRANSACTIONS

The Company’s sole director has loaned to the Company $16,900. This loan is unsecured, non-interest bearing and due on demand.

As of January 31, 2020 the Company’s sole director has invested $12,100.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2020

(Audited)

Note 5 – COMMITMENTS AND CONTINGENCIES

The Company has reentered signed rental agreement for a $267 monthly fee. The investments made by a related party during the period from September 13, 2019, to September 12, 2021, are non-refundable.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 6 – INVESTMENTS

From September 13, 2019, to September 12, 2021, Mrs. Lazaridou may remit to Corporation a payment in the amount of $30,000. The Investment is non-refundable. In return for the Investment, Corporation agrees to pay to Mrs. Lazaridou the part of profit that is determined at the time of profit distribution. The amount of investment return including dividend cannot exceed $ 40,000 of the Minaro Corp. design product (the “Product”) in the European Union and the United States (the “Royalty”). When used herein, the term “Product” refers to Minaro Corp. During the fiscal year ended January 31, 2020, our sole director Yulia Lazaridou invested $12,100 in Minaro Corp. These funds were provided for the expenses related to the expansion of the Company, as opposed to the loans intended to ensure the ongoing company’s activity.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2020 the Company had net operating loss carry forwards of approximately $14,806 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at January 31, 2020 was approximately $3,109. The net change in valuation allowance during the year ended January 31, 2020 was $489. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2020.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of January 31, 2020	As of January 31, 2019
Non-current deferred tax assets:
Net operating loss carry forward	$(3,109)	(2,621)
Valuation allowance	$3,109	2,621
Net deferred tax assets	$-	-

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2020

(Audited)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended January 31, 2020 as follows:

	As of January 31, 2020	As of January 31, 2019
Computed “expected” tax expense (benefit)	$(489)	(844)
Change in valuation allowance	$489	844
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 31, 2020, through June 4, 2020, and has determined disclose the next subsequent events in these financial statements. The Company returned the deposit received on November 12, 2019 to ASBILI, who is a non-related party on March 19, 2020 in full amount of $7,530. On March 5, 2020, our sole director Yulia Lazaridou loaned $6,300 to the Company. On May 18, 2020, the Company accepted the replacement for the computer received damaged on January 17, 2020.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2020 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of January 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at January 31, 2020, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2020 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Yulia Lazaridou, Kleonos 8A, Lakatameia, Cyprus, 2333	42	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

Yulia Lazaridou owns 94.9% of the outstanding shares of our common stock.  As  such,  it  was unilaterally  decided  that  Yulia Lazaridou  was  going  to  be  our  sole  President,  Chief  Executive  Officer,  Treasurer,  and Chief  Financial  Officer,  Chief  Accounting  Officer,  Secretary  and  sole  member  of  our  board  of  directors.  Yulia Lazaridou, our president and director will be devoting all her time needed for planning and organizing activities for Minaro Corp.

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

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of January 31, 2020 and 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Yulia Lazaridou, President and Treasurer	January 31, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	January 31, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth director compensation as of January 31, 2020 and 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yulia Lazaridou	0	0	0	0	0	0	0
				23

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock, owned beneficially as of January 31, 2020 by: (i) each person (including any group), known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Yulia Lazaridou	2,800,000 shares of common stock (direct)		94.9%

				94.9%

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

On July 27, 2017, we issued a total of 2,800,000 shares of restricted common stock to Yulia Lazaridou in consideration of $2,800. Further, Yulia Lazaridou has advanced funds to us. As of January 31, 2020, Yulia Lazaridou advanced us $16,900. Ms. Lazaridou will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Ms. Lazaridou. Yulia Lazaridou will be repaid from revenues of operations if and when we generate significant revenues to pay the obligation. There is no assurance that we will ever generate significant revenues from our operations. The obligation to Ms. Lazaridou does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Lazaridou or the repayment of the funds to Ms. Lazaridou. We have a verbal agreement with our sole officer and director that, if necessary, she will loan the company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2020, we incurred approximately $10,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our April 30, 2019 financial statements and for the reviews of our financial statements for the quarters ended July 31, 2019, October 31, 2019, and January 31, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Cyprus on June 5, 2020.

Minaro Corp.

By:	/s/	Yulia Lazaridou
	Name:	Yulia Lazaridou
	Title:	President