Form 10-K/A
period 2020-01-31
MINARO CORP
filed 2020-06-08
CIK 1710495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Minaro Corp. (the “Company") is filing this Amendment No.  1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended January 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on June 5, 2020 (the “Original 10-K”). The purpose of this  Amendment is

The Company was not able to file its Original 10-K by the original due date as a result of disruptions caused by the COVID-19 pandemic, because the Company was unable to obtain financial records that it needed from its operations to permit the Company to file a timely and accurate Original Form 10-K for its year ended January 31, 2020 by the prescribed date without undue hardship and expense to the Company. The delay in filing was due to staffing difficulties by both the Company and the auditors as a result of the COVID-19. The Company’s principal offices, including its accounting department, are located in Lakatameia, Cyprus, which area has been significantly impacted by the coronavirus.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Cyprus on June 8, 2020.

Minaro Corp.

By:	/s/	Yulia Lazaridou
	Name:	Yulia Lazaridou
	Title:	President