Form 10-Q
period 2020-10-31
MINARO CORP
filed 2020-12-21
CIK 1710495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2020

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,950,000 common shares issued and outstanding as of October 31, 2020.

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

Minaro Corp.

BALANCE SHEET

As of October 31, 2020

(Unaudited)

ASSETS
Current Assets	October 31, 2020	January 31, 2020 (Audited)
Cash and cash equivalents	$2,422	511
Prepaid expenses	5,285	15,983
Total Current Assets	7,707	16,494

Fixed Assets
Equipment, software, net	$18,199	10,995
Total Fixed Assets	18,199	10,995

Total Assets	$25,906	27,489

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related party loan	$36,135	16,900
Investments	12,100	12,100
Customer deposits	-	7,530
Total Current Liabilities	48,235	36,530

Total Liabilities	48,235	36,530

Commitments and Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,950,000 and 2,950,000 shares issued and outstanding	2,950	2,950
Additional paid in capital	2,815	2,815
Retained earnings (accumulated deficit)	(28,094)	(14,806)
Total Stockholder’s Deficit	(22,329)	(9,041)

Total Liabilities and Stockholder’s Equity	$25,906	27,489

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF OPERATIONS

Three and nine months ended October 31, 2020 and 2019

(Unaudited)

	Three months ended October 31, 2020	Three months ended October 31, 2019	Nine months ended October 31, 2020	Nine months ended October 31, 2019

REVENUES	$24,250	29,470	24,250	35,920
Costs of Revenues	5,585	7,775	5,610	7,775
Gross Profit	18,665	21,695	18,640	28,145

OPERATING EXPENSES
General and Administrative Expenses	(13,556)	(7,832)	(31,928)	(19,213)
TOTAL OPERATING EXPENSES	(13,556)	(7,832)	(31,928)	(19,213)

NET INCOME/LOSS FROM OPERATIONS	5,109	13,863	(13,288)	8,932

PROVISION FOR INCOME TAXES	-	2,911	-	1,876

NET INCOME/LOSS	$5,109	10,952	(13,288)	7,056

NET INCOME PER SHARE: BASIC AND DILUTED	$0.00	0.00	(0.00)	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,950,000	2,830,000	2,830,000	2,830,000

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

Nine months ended October 31, 2020 and 2019

(UNAUDITED)

	Common Stock	Additional Paid-in	Accumulated Deficit	Total Stockholder’s
	Shares	Amount	Capital		Deficit
Balance, January 31, 2019	2,830,000	$ 2,830	$ 570	$ (12,479)	$ (9,079)
Issuance of common stock	-	-	-	-	-

Net income for the nine months ended October 31, 2019	-	-	-	7,056	7,056

Balance, October 31, 2019	2,830,000	$ 2,830	$ 570	$ (5,423)	$ (2,023)

Balance, January 31, 2020	2,950,000	$ 2,950	$ 2,815	$ (14,806)	$ (9,041)
Issuance of common stock	-	-	-	-	-

Net loss for the nine months ended October 31, 2020	-	-	-	(13,288)	(13,288)

Balance, October 31, 2020	2,950,000	$ 2,950	$ 2,815	$ (28,094)	$ (22,329)

Balance, July 31, 2019	2,830,000	$ 2,830	$ 570	$ (16,375)	$ (12,975)
Issuance of common stock	-	-	-	-	-

Net income for the three months ended October 31, 2019	-	-	-	10,952	10,952

Balance, October 31, 2019	2,830,000	$ 2,830	$ 570	$ (5,423)	$ (2,023)

Balance, July 31, 2020	2,950,000	$ 2,950	$ 2,815	$ (33,203)	$ (27,438)
Issuance of common stock	-	-	-	-	-

Net loss for the three months ended October 31, 2020	-	-	-	5,109	5,109

Balance, October 31, 2020	2,950,000	$ 2,950	$ 2,815	$ (28,094)	$ (22,329)

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF CASH FLOWS

Nine months ended October 31, 2020 and 2019

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	Nine months ended October 31, 2020	Nine months ended October 31, 2019
Net Income	$ (13,288)	$ 7,056
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	14,467	-
Change in prepaid expenses	10,698	(16,784)
Change in accounts payable	-	(1,125)
Change in customer deposits	(7,530)	-
Change in deferred income tax	-	1,876
CASH FLOWS FROM OPERATING ACTIVITIES	4,347	(8,977)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(21,671)	(3,550)
CASH FLOWS USED IN INVESTING ACTIVITIES	(21,671)	(3,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	19,235	8,250
Investments	-	12,100
CASH FLOWS FROM FINANCING ACTIVITIES	19,235	20,350

NET CHANGE IN CASH	1,911	7,823

Cash, beginning of period	511	696

Cash, end of period	$ 2,422	$ 8,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2020

(Unaudited)

The results for the nine months ended October 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended January 31, 2020, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2020 and for the related periods presented.

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $5,285 in prepaid expenses as of October 31, 2020.

Customer Deposits

Customer Deposits discloses a liability to customers for products. A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods. The Company had $0 in customer deposit as of October 31, 2020.

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

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2020

(Unaudited)

Equipment

Equipment is stated at cost, net of accumulated depreciation.  The cost of equipment and software is depreciated using the straight-line method over one and five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the nine months ended October 31, 2020, the Company has generated $24,250 revenue. Minaro Corp. provides 3D visualizations to its clients according to the signed contracts. Revenue is recognized when the order is completed and approved by the customer.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended October 31, 2020 there were no potentially dilutive debt or equity instruments issued or outstanding.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2020

(Unaudited)

Note 4 – RELATED PARTY TRANSACTIONS

The Company’s sole director has loaned to the Company $36,135. This loan is unsecured, non-interest bearing and due on demand.

As of October 31, 2020 the Company’s sole director has invested $12,100.

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

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of October 31, 2020 the Company had net operating loss carry forwards of approximately $28,094 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at October 31, 2020 was approximately $5,900. The net change in valuation allowance during nine months ended October 31, 2020 was $2,790. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2020.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of October 31, 2020	As of January 31, 2020
Non-current deferred tax assets:
Net operating loss carry forward	$(5,900)	(3,109)
Valuation allowance	$5,900	3,109
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended October 31, 2020 as follows:

	Nine months ended October 31, 2020	Nine months ended October 31, 2019
Computed “expected” tax expense (benefit)	$(2,790)	(1,876)
Change in valuation allowance	$2,790	1,876
Actual tax expense (benefit)	$-	-

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2020

(Unaudited)

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2020, through December 21, 2020, and has determined the following events:

On November 30, 2020, the Board of Directors of Minaro Corp., decided to dismiss Yulia Lazaridou as Secretary of the Company.

On November 30, 2020, the Board of Directors appointed Luis Eduardo Rodriguez Campos as a member of the Board of Directors and to position of Secretary of the Company.

From November 1, 2020 to December 21, 2020, the Company sold a total of 540,000 shares of its common stock to 18 investors in its public offering at a price of $0.02 per share for net proceeds of $10,800.

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

Minaro plans to become a rapidly growing specialty designer who will offer the service of 3D design for commercial spaces produced and designed by us. Our service will include, but will not strictly be limited to, produces 3D visualizations that include 3D exterior for commercial space and interior renderings, prototyping, 3D modeling and other 3D design related merchandise. We intend to expand and develop our business throughout Cyprus and internationally, into a well-recognized and respected company. Currently, we have active agreements with ASBILI and Twidel Co.

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

Office facilities

The Company leases a 32-square meter office space located at 39 Markou Mpotsari, Kaimakli, Nicosia, 1037, Cyprus. The lease contract was signed for a one-year term from September 1st, 2017 with the option of expansion.

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

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2020, our total assets were $25,906. Total assets were comprised of $7,707 in current assets and $18,199 in fixed assets.

As at October 31, 2020, our current liabilities were $48,235 and Stockholders’ deficit was $22,329.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2020 net cash flows used in operating activities was $4,347.

For the nine months ended October 31, 2019 net cash flows used in operating activities was negative $8,977.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2020 we have generated $21,671 in investing activities.

For the nine months ended October 31, 2019 we have generated $3,550 cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2020 net cash flows used in financing activities was $19,235.

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

Our cash balance is $2,422 as of October 31, 2020. We have been utilizing and may utilize funds from Yulia Lazaridou, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of October 31, 2020, Ms. Lazaridou advanced us $36,135. The next year Ms. Lazaridou does not intend to request to be repaid before the Company will fully implement the plan of operations and begin to increase the revenues to the level of sufficient income to manage the business in full.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Cyprus on December 21, 2020.

Minaro Corp.

By:	/s/	Yulia Lazaridou
	Name:	Yulia Lazaridou
	Title:	President