Form 10-K
period 2021-01-31
MINARO CORP
filed 2021-06-08
CIK 1710495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Emerging growth company ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,734,550 common shares issued and outstanding as of June 01, 2021.

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

Corporate History

The Company was incorporated as “Minaro Corp.” under the laws of the State of Nevada on March 14, 2017. Minaro has two officers. Yulia Lazaridou acts as President, Director and Treasurer and Luis Eduardo Rodriguez Campos acts as Secretary. We are engaged in business of 3D design and we intend to provide 3D rendering, animation and architectural visualization services to architects, builders, advertising agencies, interior designers and related.

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

On November 30, 2020, the Board of Directors of Minaro Corp. decided to dismiss Yulia Lazaridou as Secretary of the Company. The Board of Directors further decided to appoint Luis Eduardo Rodriguez Campos as a member of the Board of Directors and to positions of Secretary of the Company.

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

Minaro Corp. produces 3D visualizations (3D exterior for commercial space and interior renderings, prototyping, 3D modeling). We are the startup in this area, but we believe we can reach the highest level- to enter the international level and become a part of 3D developers of a global scale. Minaro Corp. is going to provide our clients with the high-quality products, visualizing their thoughts and ideas.

During the work process we would like to keep our clients up to date on our progress, so they can follow us and know in advance what the finished product will look like.

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

Operational Plan

Minaro is a start-up stage company incorporated in Nevada engaged in providing 3D design service for commercial spaces. Minaro is committed to the providing service in Cyprus. Rather than focus on providing 3D design service in one market, Minaro intends to pursue providing 3D design with visualization and organization of commercial space in the global marketplace through internal growth, industry leading development of high-quality service, marketing.

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

Equipment and raw materials

The Company has in use a Laptop Intel Core i7. In the work Minaro Corp. going to use the program such AutoCAD (commercial computer-aided design (CAD) and drafting software application), SketchUp (3D modeling computer program for a wide range of drawing applications such as architectural, interior design, landscape architecture, civil and mechanical engineering), Adobe Photoshop (raster graphics editor), Autodesk 3ds Max (professional 3D computer graphics program for making 3D animations, models) and Revit (building information modeling software for architects, structural engineers, MEP engineers, designers and contractors). These programs are important for our service, as they have excellent speed and accuracy, optimal set of functions, easy to use, good value for money, proven as reliable programs and can perform a variety of tasks.

Order Execution Process

Our order execution process in general can be described as below:

The most important stage is to be known about the:

1. Measurement (size of the room),

2. The tasks (what will be built, under whom, for how many people)

3. Concept development (future plan / planning decision)

4. Sketches (3D model in sketchpad for example)

5. Visualizations

6. Drawings (technical documentation)

The process of 3d architectural visualization begins with the collection of all the documents necessary for the project such as AutoCAD drawings and photographs of the project, videos, images, reference materials, target audience and expected objectives. Once the documents are collected, they are being reviewed and analyzed to evolve the right action plan to assure the best output. The texture (for a more realistic look) and appropriate lighting (for the enhancement of the layout with landscape) are the last touches applied to the shorts prior to 3D rendering.

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

Initially, our services will be promoted by our President, Yulia Lazaridou. She will discuss our product with her friends and business associates. The marketing and advertising will be targeted to architects, builders, advertising agencies, interior designers and various sectors which have need of 3D visualization in Cyprus. We intend to develop and maintain a database of potential clients who may want to use Minaro’s services. We will follow up with these clients periodically and offer them free presentations and special discounts from time to time. Our methods of communication will include phone calls and emails. We will ask our satisfied clients for referrals.

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

  Customers

As of today, Minaro Corp. has customers Nikolas Rondeas, Nokoletta Samara, Thalis Zografiadis, Daphne Chontili, and Eros Stathiades.

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

As of January 31, 2021, no shares of our common stock have traded.

Number of Holders

As of January 31, 2021, the 3,580,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended January 31, 2021 and 2020.

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

In November 2020, the Company issued 330,000 shares of common stock for cash proceeds of $6,600 at $0.02 per share.

In December 2020, the Company issued 300,000 shares of common stock for cash proceeds of $6,000 at $0.02 per share.

There were 3,580,000 shares of common stock issued and outstanding as of January 31, 2021.

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

Results of Operations for the year ended January 31, 2021 and 2020:

Revenue and cost of goods sold

For the years ended January 31, 2020 and 2021 the Company generated total revenue of $42,730 and $30,250 from selling products to the customer. Cost of goods sold for the years ended January 31, 2020 and 2021 was $7,775 and $5,610.

Operating expenses

Total operating expenses for the years ended January 31, 2020 and 2021 were $37,282 and $44,147. The operating expenses for the year ended January 31, 2020 included advertising expense of $1,690; bank charges of $1,384; website expense of $7,318; depreciation expense of $2,164; legal fees of $2,500; audit fees of $10,500; professional fees of $814; rent expense of $2,868; utilities of $324; miscellaneous of $7,720. The operating expenses for the year ended January 31, 2021 included advertising expense of $3,757; bank charges of $1,692; website expense of $5,980; depreciation expense of $15,165; legal fees of $200; audit fees of $13,800; professional fees of $349; rent expense of $3,204.

Net Loss

The net loss for the years ended January 31, 2020 and 2021 was $2,327 and $19,507 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended January 31, 2021, the Company had cash of $3,546 ($511 as of January 31, 2020). Furthermore, the Company had a working capital deficit of $38,903 ($20,036 as of January 31, 2020).

During the year ended January 31, 2021, the Company used $1,416 of cash in operating activities due to its net loss and increase in prepaid expenses of $13,288, decrease in customer deposits of $7,530 and depreciation of $15,165.

During the year ended January 31, 2021 the Company used $30,251 of cash in investing activities.

During the year ended January 31, 2021, the Company generated $31,870 of cash in financing activities.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Minaro Corp.

FINANCIAL STATEMENTS

Year ended January 31, 2021 and January 31, 2020

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Stockholders’

Minaro Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Minaro Corp. as of January 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows for the period ended January 31, 2021 and 2020 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020 and the results of its operations and its cash flows for the period ended January 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note #2 to the financial statements, the Company has incurred losses each year from inception through January 31, 2021 and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

 Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

• We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

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

Seattle, Washington

June 1, 2021

Minaro Corp.

BALANCE SHEET

As of January 31, 2021

(Audited)

ASSETS
Current Assets	January 31, 2021	January 31, 2020
Cash and cash equivalents	$3,546	511
Prepaid expenses	2,696	15,983
Total Current Assets	6,241	16,494

Fixed Assets
Equipment, software, net	$26,081	10,995
Total Fixed Assets	26,081	10,995

Total Assets	$32,322	27,489

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related party loan	$36,135	16,900
Investments	12,100	12,100
Customer deposits	-	7,530
Total Current Liabilities	48,235	36,530

Total Liabilities	48,235	36,530

Commitments and Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,580,000 and 2,950,000 shares issued and outstanding	3,580	2,950
Additional paid in capital	14,820	2,815
Retained earnings (accumulated deficit)	(34,313)	(14,806)
Total Stockholder’s Deficit	(15,913)	(9,041)

Total Liabilities and Stockholder’s Equity	$32,322	27,489

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF OPERATIONS

Year ended January 31, 2021 and January 31, 2020

(Audited)

	Year ended January 31, 2021	Year ended January 31, 2020

REVENUES	$30,250	42,730
Cost of Goods Sold	5,610	7,775
Gross Profit	24,640	34,955

OPERATING EXPENSES
General and Administrative Expenses	(44,147)	(37,282)
TOTAL OPERATING EXPENSES	(44,147)	(37,282)

NET LOSS FROM OPERATIONS	(19,507)	(2,327)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(19,507)	(2,327)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,054,795	2,841,890

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

As of January 31, 2021

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholder’s
	Shares	Amount	Capital		Deficit

Balance, January 31, 2019	2,830,000	$ 2,830	$ 570	$ (12,479)	$ (9,079)
Issuance of common stock	120,000	120	2,245	-	2,365

Net loss for the year ended January 31, 2020	-	-	-	(2,327)	(2,327)

Balance, January 31, 2020	2,950,000	$ 2,950	$ 2,815	$ (14,806)	$ (9,041)
Issuance of common stock	630,000	630	12,005	-	12,005

Net loss for the year ended January 31, 2021	-	-	-	(19,507)	(19,507)

Balance, January 31, 2021	3,580,000	$ 3,580	$ 14,820	$ (34,313)	$ (15,913)

                                    See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF CASH FLOWS

Year ended January 31, 2021 and January 31, 2020

(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES	Year ended January 31, 2021	Year ended January 31, 2020
Net Income	$ (19,507)	$ (2,327)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	15,165	2,164
Decrease/Increase in prepaid expenses	13,288	(15,983)
Decrease/Increase in accounts payable	-	(1,125)
Increase in customer deposits	(7,530)	7,530
CASH FLOWS FROM OPERATING ACTIVITIES	1,416	(9,741)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(30,251)	(13,159)
CASH FLOWS USED IN INVESTING ACTIVITIES	(30,251)	(13,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	19,235	8,250
Investments	-	12,100
Capital stock	630	120
Additional paid in capital	12,005	2,245
CASH FLOWS FROM FINANCING ACTIVITIES	31,870	22,715

NET CHANGE IN CASH	3035	(185)

Cash, beginning of period	511	696

Cash, end of period	$ 3,546	$ 511

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021

(Audited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Minaro Corp.  (“the Company”) was incorporated in the State of Nevada on March 14, 2017. The Company is located in Cyprus. Its business is production of 3D visualizations (3D exterior for commercial space and interior renderings, prototyping, 3D modeling). Minaro Corp. is going to provide our clients with the high-quality products, visualizing their thoughts and ideas. Our goal at the beginning of each new project is to reach the highest level of our client vision understanding in order to transform it into stunning 3D design visualization.

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $2,696 in prepaid expenses as of January 31, 2021.

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

Equipment

Equipment is stated at cost, net of accumulated depreciation.  The cost of equipment and software is depreciated using the straight-line method over one and five years and the cost of leasehold improvement is depreciated using the straight-line method over one year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021

(Audited)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the year ended January 31, 2021, the Company has generated $30,250 revenue. Minaro Corp. provides 3D visualizations to its clients according to the signed contracts. Revenue is recognized when the order is completed and approved by the customer.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”) but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance is effective for fiscal years beginning after December 15, 2016. Adoption of the ASU had no impact on our financial statements.

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

Impact of COVID-19 on the Company

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021

(Audited)

The extent to which the COVID-19 outbreak ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity and longevity, the actions to curtail the virus and treat its impact (including an effective vaccine), and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may be at risk of experiencing a significant impact to its business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

As a result of the impact of COVID-19 on capital markets, the availability, amount, and type of financing available to the Company in the near future is uncertain and cannot be assured and is largely dependent upon evolving market conditions and other factors.

The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

Note 4 – RELATED PARTY TRANSACTIONS

The Company’s sole director has loaned to the Company $36,135. This loan is unsecured, non-interest bearing and due on demand.

As of January 31, 2021, the Company’s sole director has invested $12,100. Within two years from 09.13.2019 Mrs. Lazaridou may remit to Corporation a payment in the amount of $30,000. In return for the Investment, Corporation agrees to pay to Mrs. Lazaridou the part of profit that is determined at the time of profit distribution. The amount of investment return including dividend cannot exceed $ 40,000 of the Minaro Corp. design product.

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

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2021, the Company had net operating loss carry forwards of approximately $34,313 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The valuation allowance at January 31, 2021 was approximately $7,205. The net change in valuation allowance during the year ended January 31, 2021 was $4,096. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2021.  All tax years since inception remain open for examination by taxing authorities.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021

(Audited)

The provision for Federal income tax consists of the following:

	As of January 31, 2021	As of January 31, 2020
Non-current deferred tax assets:
Net operating loss carry forward	$(7,205)	(3,109)
Valuation allowance	$7,205	3,109
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended January 31, 2021 as follows:

	For the year ended January 31, 2021	For the year ended January 31, 2020
Computed “expected” tax expense (benefit)	$(4,096)	(489)
Change in valuation allowance	$4,096	489
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2021, through June 1, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than issuance of 154,550 shares of common stock for cash proceeds of $3,091 at $0.02 per share in February 2021 and $5,530 loan made on April 28, 2021.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of January 31, 2021, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at January 31, 2021, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2021 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Yulia Lazaridou, Kleonos 8A, Lakatameia, Cyprus, 2333	43	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

Yulia Lazaridou owns 78.2% of the outstanding shares of our common stock.  As  such,  it  was unilaterally  decided  that  Yulia Lazaridou  was  going  to  be  our  sole  President,  Chief  Executive  Officer,  Treasurer,  and Chief  Financial  Officer,  Chief  Accounting  Officer,  Secretary  and  sole  member  of  our  board  of  directors.  Yulia Lazaridou, our president and director will be devoting all her time needed for planning and organizing activities for Minaro Corp.

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

DIRECTOR INDEPENDENCE

Ms. Lazaridou does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to Yulia Lazaridou that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us regarding our director's business and personal activities and relationships as they may relate to us and our management.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of January 31, 2021 and 2020:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Yulia Lazaridou, President and Treasurer	January 31, 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	January 31, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth director compensation as of January 31, 2021 and 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Yulia Lazaridou	0	0	0	0	0		0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock, owned beneficially as of January 31, 2021 by: (i) each person (including any group), known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Yulia Lazaridou	2,800,000 shares of common stock (direct)		78.2%

				78.2%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Item 13. Certain Relationships and Related Transactions

Yulia Lazaridou is our officer, director, control person and promoter and she shall receive no compensation for the placement of the offering. There is not any promoter(s) of the company other than Ms. Lazaridou.

On July 27, 2017, we issued a total of 2,800,000 shares of restricted common stock to Yulia Lazaridou in consideration of $2,800. Further, Yulia Lazaridou has advanced funds to us. As of January 31, 2021, Yulia Lazaridou advanced us $36,135. Ms. Lazaridou will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Ms. Lazaridou. Yulia Lazaridou will be repaid from revenues of operations if and when we generate significant revenues to pay the obligation. There is no assurance that we will ever generate significant revenues from our operations. The obligation to Ms. Lazaridou does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Lazaridou or the repayment of the funds to Ms. Lazaridou. We have a verbal agreement with our sole officer and director that, if necessary, she will loan the company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2021, we incurred approximately $13,800 in fees to our principal independent accountants for professional services rendered in connection with the audit of our April 30, 2020 financial statements and for the reviews of our financial statements for the quarters ended July 31, 2020, October 31, 2020, and January 31, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Cyprus on June 8, 2021.

Minaro Corp.

By:	/s/	Yulia Lazaridou
	Name:	Yulia Lazaridou
	Title:	President