Form 10-Q
period 2021-04-30
MINARO CORP
filed 2021-07-28
CIK 1710495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2021

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-223963

Minaro Corp.

(Exact name of registrant as specified in its charter)

NV	7373
State or Other Jurisdiction of	Primary Standard Industrial
Incorporation or Organization	Classification Code Number
36-4864568
IRS Employer
Identification Number

Yulia Lazaridou,

President and Chief Executive Officer

Kleonos 8A,

Lakatameia, CY, 2333

Tel. 357-77788763

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

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated Filer (X )	Smaller reporting company (X)

Emerging growth company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Ac

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,734,550 common shares issued and outstanding as of April 30, 2021.

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

Minaro Corp.

BALANCE SHEET

As of April 30, 2021

(Unaudited)

	April 30, 2021	January 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$2,191	$3,546
Prepaid expenses	1,068	2,696
Total Current Assets	3,259	6,241

Fixed Assets
Equipment, software, leasehold improvement, net	$21,921	$26,081
Total Fixed Assets	21,921	26,081

Total Assets	$25,180	$32,322

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related party loan	$53,765	$36,135
Investments	-	12,100
Total Current Liabilities	53,765	48,235

Total Liabilities	53,765	48,235

Commitments and Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,734,550 and 3,580,000 shares issued and outstanding	3,735	3,580
Additional paid in capital	17,756	14,820
Retained earnings (accumulated deficit)	(50,076)	(34,313)
Total Stockholder’s Deficit	(28,585)	(15,913)

Total Liabilities and Stockholder’s Equity	$25,180	$32,322

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF OPERATIONS

Three months ended April 30, 2021 and 2020

(Unaudited)

		Three months ended April 30, 2021		Three months ended April 30, 2020

REVENUES	$		$
Gross Profit		-		-

OPERATING EXPENSES
General and Administrative Expenses		(15,763)		(9,984)
TOTAL OPERATING EXPENSES		(15,763)		(9,984)

NET INCOME/LOSS FROM OPERATIONS		(15,763)		(9,984)

PROVISION FOR INCOME TAXES		-		-

NET INCOME/LOSS		$(15,763)		$(9,984)

NET INCOME PER SHARE: BASIC AND DILUTED		$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED		3,729,054		2,950,000

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

Three months ended April 30, 2021 and 2020

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders` Equity
	Shares	Amount

Balance, at January 31, 2020	2,830,000	$2,830	$570	$(14,806)	$(9,041)
Issuance of common stock	-	-	-	-	-

Net loss for the three months ended April 30, 2020	-	-	-	(9,984)	(9,984)

Balance at April 30, 2020	2,830,600	$2,830	$570	$(24,790)	$(19,025)

Balance at January 31, 2021	3,580,000	$3,580	$14,820	$(34,313)	$(15,913)
Issuance of common stock	154,550	155	2,936	-	3,091

Net loss for the three months ended April 30, 2021	-	-	-	(15,763)	(15,763)

Balance at April 30, 2021	3,734,550	$3,735	$17,756	$(50,076)	$(28,585)

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF CASH FLOWS

Three months ended April 30, 2021 and 2020

(Unaudited)

	Three months ended April 30, 2021	Three months ended April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(15,763)	$(9,984)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	4,160	2,802
Change in prepaid expenses	1,627	801
Change in customer deposits	-	(7,530)
CASH FLOWS FROM OPERATING ACTIVITIES	(9,976)	(13,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	17,630	13,830
Investments	(12,100)	-
Provision of Capital Stock	3,091	-
CASH FLOWS FROM FINANCING ACTIVITIES	8,621	13,830

NET CHANGE IN CASH	(1,355)	(81)

Cash, beginning of period	3,546	511

Cash, end of period	$2,191	$430

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2021

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $1,068 in prepaid rent as of April 30, 2021.

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

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2021

(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the three months ended January April 30, 2021, the Company has generated $0 revenue. Minaro Corp. provides 3D visualizations to its clients according to the signed contracts. Revenue is recognized when the order is completed and approved by the customer.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended April 30, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2021

(Unaudited)

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

Note 4 – RELATED PARTY TRANSACTIONS

The Company’s sole director has loaned to the Company $41,665. This loan is unsecured, non-interest bearing and due on demand.

As of April 30, 2021, the Company’s sole director has invested $12,100. Within two years from September 13, 2019 Mrs. Lazaridou may remit to Corporation a payment in the amount of $30,000. In return for the Investment, Corporation agrees to pay to Mrs. Lazaridou the part of profit that is determined at the time of profit distribution. The amount of investment return including dividend cannot exceed $ 40,000 of the Minaro Corp. design product.

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

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of April 30, 2021, the Company had net operating loss carry forwards of approximately $50,076 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The valuation allowance at April 30, 2021 was approximately $10,516. The net change in valuation allowance during the three months ended April 30, 2021 was $3,310. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2021

(Unaudited)

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2021. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of April 30, 2021	As of January 31, 2021
Non-current deferred tax assets:
Net operating loss carry forward	$(10,516)	(7,205)
Valuation allowance	$10,516	7,205
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months ended April 30, 2021 as follows:

	Three months ended April 30, 2021	Three months ended April 30, 2020
Computed “expected” tax expense (benefit)	$(3,310)	(2,097)
Change in valuation allowance	$3,310	2,097
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2021, through June __, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

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

Prices

Interior Design
FULL PROJECT	AUTHOR SUPPORT

40 $ per m2 Included: concept development; preliminary design; 3D-visualization; working documentation (plans, specifications of equipment, furniture, finishes); 2 options for editing if necessary.	10 $ per m2 Included: control of the construction site once a week for 1 year; assistance in procurement and selection of filling.

Architecture
ARCHITECTURAL WORKING DOCUMENTATION	ARCHITECTURAL SKETCH PROJECT
20 $ per m2 Included: Scheme of the master plan based on the survey of the site (GP); Architectural solutions (AR): - installation plans - Facades - specification of door / window openings (outside)	10 $ per m2 Included: Architectural solutions up to 3 variants (АР); 3D visualization is sketchy; Technical and economic indicators

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

Office facilities

The Company leases a 32-square meter office space located at 39 Markou Mpotsari, Kaimakli, Nicosia, 1037, Cyprus. The lease contract was signed for a one-year term from September 1st, 2017 with the option of expansion for an additional term.

Customers

As of today Minaro Corp. has customers: ASBILI, Twidel Co., Nikolas Rondeas, Nokoletta Samara, Thalis Zografiadis, Daphne Chontili, Eros Stathiades, Leonidas Kiriakou.

Competitors

There are many well-established 3D design companies that provide service in our area like K3d Architectural 3d & Graphic Art, SPOON Ltd., Changa Vision, Bizzy Bee Media etс.  Most of our competitors have greater financial resources than we do and will be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market service entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2021, our total assets were $25,180. Total assets were comprised of $3,259 in current assets and $21,921 in fixed assets.

As at April 30, 2021, our current liabilities were $53,765 and Stockholders’ deficit was $28,585.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended April 30, 2021 net cash flows used in operating activities was negative $9,976.

For the three months ended April 30, 2020 net cash flows used in operating activities was negative $13,911.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended April 30, 2021 we have generated no cash used in investing activities.

For the three months ended April 30, 2020 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended April 30, 2021 net cash flows used in financing activities was $8,621.

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

We  qualify  as  an  “emerging  growth  company”  under  the  JOBS  Act.  As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

-        Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

-        Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

-        Comply  with any requirement that may be adopted by the  Public Company Accounting Oversight Board  regarding mandatory audit firm rotation or a supplement  to the auditor’s report providing  additional  information about the audit and the  financial statements (i.e., an auditor discussion and analysis);

-        Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

-        Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large acceleratedfiler” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

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

Our cash balance is $2,191 as of April 30, 2021. We have been utilizing and may utilize funds from Yulia Lazaridou, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of April 30, 2021, Ms. Lazaridou advanced us $41,665. The next year Ms. Lazaridou does not intend to request to be repaid before the Company will fully implement the plan of operations and begin to increase the revenues to the level of sufficient income to manage the business in full.

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

Our independent registered public accountant has issued a going concern opinion. This means that there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Cyprus on July 28, 2021.

Minaro Corp.

By:	/s/	Yulia Lazaridou
	Name:	Yulia Lazaridou
	Title:	President