Form 10-Q
period 2021-10-31
MINARO CORP
filed 2021-12-02
CIK 1710495

ss

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated Filer (X)	Smaller reporting company (X)	Emerging growth company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ()

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,734,550 common shares issued and outstanding as of October 31, 2021.

MINARO CORP.

QUARTERLY REPORT ON FORM 10-Q

Item 5.	Other Information	16

Item 6.	Exhibits	16

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

Minaro Corp.

BALANCE SHEET

As of October 31, 2021

(Unaudited)

	October 31, 2021	January 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$3,861	3,546
Prepaid expenses	-	2,696
Total Current Assets	3,861	6,241

Fixed Assets
Equipment, software, leasehold improvement, net	$14,649	26,081
Total Fixed Assets	14,649	26,081

Total Assets	$18,510	32,322

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related party loan	$72,015	36,135
Investments	-	12,100
Total Current Liabilities	72,015	48,235

Total Liabilities	72,015	48,235

Commitments and Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,734,550 and 3,580,000 shares issued and outstanding	3,735	3,580
Additional paid in capital	17,756	14,820
Retained earnings (accumulated deficit)	(74,996)	(34,313)
Total Stockholder’s Deficit	(53,505)	(15,913)

Total Liabilities and Stockholder’s Equity	$18,510	32,322

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF OPERATIONS

Three and nine months ended October 31, 2021 and 2020

(Unaudited)

	Three months ended October 31, 2021	Three months ended October 31, 2020	Nine months ended October 31, 2021	Nine months ended October 31, 2020
REVENUES	$2,600	$24,250	$2,600	$24,250
Costs of Revenues	-	5,585	-	5,610
Gross Profit	2,600	18,665	2,600	18,640

OPERATING EXPENSES
General and Administrative Expenses	(3,627)	(13,556)	(43,283)	(31,927)
TOTAL OPERATING EXPENSES	(3,627)	(13,556)	(43,283)	(31,928)

NET INCOME/LOSS FROM OPERATIONS	(1,027)	5,109	(40,683)	(13,288)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/LOSS	$(1,027)	$5,109	$(40,683)	$(13,288)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,734,550	2,950,000	3,732,758	2,830,000

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

Three and nine months ended October 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Shares	Amount
Balance, January 31, 2020	2,950,000	$ 2,950	$ 2,815	$ (14,806)	$ (9,041)
Issuance of common stock	-	-	-	-	-
Net loss for the nine months ended October 31, 2020	-	-	-	(13,288)	(13,288)
Balance, October 31, 2020	2,950,000	$ 2,950	$ 2,815	$ (28,094)	$ (22,329)

Balance, January 31, 2021	3,580,000	$ 3,580	$ 14,820	$ (34,313)	$ (15,913)
Issuance of common stock	154,550	155	2,963	-	3,091
Net loss for the nine months ended October 31, 2021	-	-	-	(40,683)	(40,683)
Balance, October 31, 2021	3,734,550	$ 3,735	$ 17,756	$ (74,996)	$ (53,505)

Balance, July 31, 2020	2,950,000	$ 2,950	$ 2,815	$ (33,203)	$ (27,438)
Issuance of common stock	-	-	-	-	-
Net income for the three months ended October 31, 2020	-	-	-	5,109	5,109
Balance, October 31, 2020	2,950,000	$ 2,950	$ 2,815	$ (28,094)	$ (22,329)

Balance, July 31, 2021	3,734,550	$ 3,735	$ 17,756	$ (73,969)	$ (52,478)
Issuance of common stock	-	-	-	-	-
Net loss for the three months ended October 31, 2021	-	-	-	(1,027)	(1,027)
Balance, October 31, 2021	3,734,550	$ 3,735	$ 17,756	$ (74,996)	$ (53,505)

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF CASH FLOWS

Nine months ended October 31, 2021 and 2020

(Unaudited)

	Nine months ended October 31, 2021	Nine months ended October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ (40,683)	$ (13,288)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	11,432	14,467
Change in prepaid expenses	2,695	10,698
Change in customer deposits	-	(7,530)
CASH FLOWS FROM OPERATING ACTIVITIES	(26,556)	4,347

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(21,671)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(21,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	23,780	19,235
Provision of Capital Stock	3,091	-
CASH FLOWS FROM FINANCING ACTIVITIES	26,871	19,235

NET CHANGE IN CASH	315	1,911

Cash, beginning of period	3,546	511

Cash, end of period	$ 3,861	$ 2,422

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended October 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the nine months ended October 31, 2021, the Company has generated $2,600 revenue. Minaro Corp. provides 3D visualizations to its clients according to the signed contracts. Revenue is recognized when the order is completed and approved by the customer.

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

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

(Unaudited)

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

Note 5 – COMMITMENTS AND CONTINGENCIES

The Company has terminated signed rental agreement for a $267 monthly fee since September 1, 2021.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of October 31, 2021, the Company had net operating loss carry forwards of approximately $74,996 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The valuation allowance at October 31, 2021 was approximately $15,749. The net change in valuation allowance during the nine months ended October 31, 2021 was $8,543. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2021. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of October 31, 2021	As of January 31, 2021
Non-current deferred tax assets:
Net operating loss carry forward	$(15,749)	(7,205)
Valuation allowance	$15,749	7,205
Net deferred tax assets	$-	-

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

(Unaudited)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended October 31, 2021 as follows:

	Nine months ended October 31, 2021	Nine months ended October 31, 2020
Computed “expected” tax expense (benefit)	$(8,543)	(2,790)
Change in valuation allowance	$8,543	2,790
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2021, through November 30, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

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

Office facilities

The Company terminates a lease contract for a 32-square meter office space located at 39 Markou Mpotsari, Kaimakli, Nicosia, 1037, Cyprus. The lease contract was signed for a one-year term from September 1, 2017 with the option of expansion for an additional term and terminated since September 1, 2021.

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

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2021, our total assets were $18,510. Total assets were comprised of $3,861 in current assets and $14,649 in fixed assets.

As at October 31, 2021, our current liabilities were $72,015 and Stockholders’ deficit was $53,505.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2021 net cash flows used in operating activities was negative $26,556.

For the nine months ended October 31, 2020 net cash flows used in operating activities was $4,347.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2021 we have generated no cash used in investing activities.

For the nine months ended October 31, 2020 we have generated $21,671 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2021 net cash flows used in financing activities was $26,871.

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

Our cash balance is $3,861 as of October 31, 2021. We have been utilizing and may utilize funds from Yulia Lazaridou, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of October 31, 2021, Ms. Lazaridou advanced us $72,015. The next year Ms. Lazaridou does not intend to request to be repaid before the Company will fully implement the plan of operations and begin to increase the revenues to the level of sufficient income to manage the business in full.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Cyprus on December 02, 2021.

Minaro Corp.

By:	/s/	Yulia Lazaridou
	Name:	Yulia Lazaridou
	Title:	President