Form 10-K
period 2022-01-31
MINARO CORP
filed 2022-04-21
CIK 1710495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2022

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

138 E 12300 S Unit #771

Draper, UT 84020

Tel. 357-77788763

(Address and telephone number of principal executive offices)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ( )   No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ( )  No (X)

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

Large accelerated filer ( )	Accelerated filer ( )	Non-accelerated Filer (X)	Emerging growth company (X)	Smaller reporting company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )  No (X)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,734,550 common shares issued and outstanding as of April 15, 2022.

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

Corporate History

The Company was incorporated as “Minaro Corp.” under the laws of the State of Nevada on March 14, 2017. Minaro has only one officer and director who is Yulia Lazaridou. We are engaged in business of 3D design and we intend to provide 3D rendering, animation and architectural visualization services to architects, builders, advertising agencies, interior designers and related. Minaro has developed their website to implement customers’ ideas and projects. You can reach it at https://minaro-corp.com.

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

Office facilities

The Company leases a 32-square meter office space located at 39 Markou Mpotsari, Kaimakli, Nicosia, 1037, Cyprus. The lease contract was signed for a one-year term from September 1st, 2017 with the option of expansion for an additional term and terminated since September 1, 2021.

Customers

As of today, Minaro Corp. has customers: ASBILI, Twidel Co., Nikolas Rondeas, Nokoletta Samara, Thalis Zografiadis, Daphne Chontili, Eros Stathiades, Leonidas Kiriakou.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this report, other than our director and secretary. Our director, Yulia Lazaridou, currently devotes as much time as needed to provide management services to company matters. After receiving funding, Ms. Lazaridou plans to devote as much time to the operation of the Company as she determines is necessary for her to manage the affairs of the Company. As our business and operations increase, we will assess the need for full-time management and administrative support personnel.

Item 1A.  Risk Factors4

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

As of January 31, 2022, no shares of our common stock have traded.

Number of Holders

As of January 31, 2022, the 3,734,550 issued and outstanding shares of common stock were held by a total of 32 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended January 31, 2022 and 2021.

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

In February 2021, the Company issued 154,550 shares of common stock for cash proceeds of $3,091 at $0.02 per share.

There were 3,734,550 shares of common stock issued and outstanding as of January 31, 2022.

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

Results of Operations for the year ended January 31, 2022 and 2021:

Revenue and cost of goods sold

For the years ended January 31, 2022 and 2021 the Company generated total revenue of $7,750 and $30,250 from selling products to the customer. Cost of goods sold for the years ended January 31, 2022 and 2021 was $0 and $5,610.

Operating expenses

Total operating expenses for the years ended January 31, 2022 and 2021 were $53,834 and $44,147. The operating expenses for the year ended January 31, 2022 included advertising expense of $826; bank charges of $511; depreciation expense of $13,140; legal fees of $3,000; audit fees of $23,000; professional fees of $11,487; rent expense of $1,869. The operating expenses for the year ended January 31, 2021 included advertising expense of $3,757; bank charges of $1,692; website expense of $5,980; depreciation expense of $15,165; legal fees of $200; audit fees of $13,800; professional fees of $349; rent expense of $3,204.

Net Loss

The net loss for the years ended January 31, 2022 and 2021 was $46,083 and $19,507 accordingly.

Liquidity and Capital Resources and Cash Requirements

As of the year ended January 31, 2022, the Company had cash of $5,269 ($3,546 as of January 31, 2021). Furthermore, the Company had an accumulated deficit of $80,396 ($34,313 as of January 31, 2021).

During the year ended January 31, 2022, the Company used $25,648 of cash in operating activities due to its net loss and decrease in prepaid expenses of $2,696, increase in accounts payable of $4,500 and depreciation of $13,140.

During the year ended January 31, 2022 the Company has generated no cash in investing activities.

During the year ended January 31, 2022, the Company generated $27,371 of cash in financing activities.

During the year ended January 31, 2021, the Company used $1,416 of cash in operating activities due to its net loss and decrease in prepaid expenses of $13,288, decrease in customer deposits of $7,530 and depreciation of $15,165.

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

Item 8. Financial Statements and Supplementary Data

Minaro Corp.

FINANCIAL STATEMENTS

Year ended January 31, 2022 and January 31, 2021

M.S. Madhava Rao 316, 1st Cross, Gururaja Layout, 7th Block, 4th Phase, BSK 3rd Stage, Bangalore 560085 Tel No: 91-8861838006 email : mankalr@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Minaro Corp.,

President and Chief Executive Officers

Kleonos 8A

Lakatamela, Cyprus 2333

Opinion on the financial statements

We audited the accompanying balance sheets of Minaro Corp. (“the Company”) as of January 31, 2022 and the related statements of operations, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). The financial statements of the Company for the year ended January 31, 2021 were audited by other auditors, whose report, dated June 8, 2021 expressed an unqualified opinion on those financial statements. Our opinion, in so far as it relates to the year end January 31, 2021, is based solely on the report of other auditors. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits. we are required to obtain an understanding of internal control over financial reporting not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $80,396 for the year ended January 31, 2022. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters arising from the current period of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit below, providing separate opinions on the critical audit matters or the accounts or disclosures to which they relate.

Related party transactions.

As discussed in Note 4 to the financial statement, the Company has borrowed from related parties an amount $72,515 as of the date of January 31, 2022. The procedure performed to address the matter included: obtaining confirmation from related party.

We have served as the Company’s auditor since 2021.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

April 15, 2022

Minaro Corp.

BALANCE SHEET

As of January 31, 2022

(Audited)

	January 31, 2022	January 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$5,269	3,546
Prepaid expenses	-	2,696
Total Current Assets	5,269	6,241

Fixed Assets
Equipment, software, leasehold improvement, net	$12,940	26,081
Total Fixed Assets	12,940	26,081

Total Assets	$18,209	32,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related party loan	$72,515	36,135
Accounts Payable	4,599	-
Investments	-	12,100
Total Current Liabilities	77,114	48,235

Total Liabilities	77,114	48,235

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,734,550 and 3,580,000 shares issued and outstanding	3,735	3,580
Additional paid in capital	17,756	14,820
Retained earnings (accumulated deficit)	(80,396)	(34,313)
Total Stockholders’ Deficit	(58,905)	(15,913)

Total Liabilities and Stockholders’ Equity	$18,209	32,322

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF OPERATIONS

Years ended January 31, 2022 and January 31, 2021

(Audited)

	Year ended January 31, 2022	Year ended January 31, 2021

REVENUES	$7,750	30,250
Cost of Goods Sold	-	5,610
Gross Profit	7,750	24,640

OPERATING EXPENSES
General and Administrative Expenses	(53,833)	(44,147)
TOTAL OPERATING EXPENSES	(53,833)	(44,147)

NET LOSS FROM OPERATIONS	(46,083)	(19,507)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(46,083)	(19,507)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,734,550	3,054,795

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As of January 31, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, January 31, 2020	2,950,000	$ 2,950	$ 2,815	$ (14,806)	$ (9,041)

Issuance of common stock	630,000	630	12,005	-	12,005

Net loss for the year ended January 31, 2021	-	-	-	(19,507)	(19,507)

Balance, January 31, 2021	3,580,000	$ 3,580	$ 14,820	$ (34,313)	$ (15,913)

Issuance of common stock	154,550	155	2,936	-	3,091

Net loss for the year ended January 31, 2022	-	-	-	(46,083)	(46,083)

Balance, January 31, 2022	3,734,550	$ 3,735	$ 17,756	$ (80,396)	$ (58,905)

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

STATEMENTS OF CASH FLOWS

Years ended January 31, 2022 and January 31, 2021

(Audited)

	Year ended January 31, 2022	Year ended January 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ (46,083)	$ (19,507)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	13,140	15,165
Change in prepaid expenses	2,696	13,288
Change in accounts payable	4,599	-
Increase in customer deposits	-	(7,530)
CASH FLOWS FROM OPERATING ACTIVITIES	(25,648)	1,416

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(30,251)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(30,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	24,280	19,235
Capital Stock	3,091	12,635
CASH FLOWS FROM FINANCING ACTIVITIES	27,371	31,870

NET CHANGE IN CASH	1,723	3,035

Cash, beginning of period	3,546	511

Cash, end of period	$ 5,269	$ 3,546

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2022

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the year ended January 31, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2022

(Audited)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the year ended January 31, 2022, the Company has generated $7,750 revenue. Minaro Corp. provides 3D visualizations to its clients according to the signed contracts. Revenue is recognized when the order is completed and approved by the customer.

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

Note 4 – RELATED PARTY TRANSACTIONS

The Company’s sole director has loaned to the Company $72,515 as of January 31, 2022. This loan is unsecured, non-interest bearing and due on demand.

Note 5 – COMMITMENTS AND CONTINGENCIES

The Company has terminated signed rental agreement for a $267 monthly fee since September 1, 2021.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2022

(Audited)

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2022, the Company had net operating loss carry forwards of approximately $80,396 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The valuation allowance at January 31, 2022 was approximately $16,883. The net change in valuation allowance during the year ended January 31, 2022 was $9,678. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2022. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of January 31, 2022	As of January 31, 2021
Non-current deferred tax assets:
Net operating loss carry forward	$(16,883)	(7,205)
Valuation allowance	$16,883	7,205
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended January 31, 2022 as follows:

	For the year ended January 31, 2022	For the year ended January 31, 2021
Computed “expected” tax expense (benefit)	$(9,678)	(4,096)
Change in valuation allowance	$9,678	4,096
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2022, through April 15, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2022 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of January 31, 2022, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at January 31, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2022 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Yulia Lazaridou, Kleonos 8A, Lakatameia, Cyprus, 2333	44	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of January 31, 2022 and 2021:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Yulia Lazaridou, President and Treasurer	January 31, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	January 31, 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth director compensation as of January 31, 2022 and 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yulia Lazaridou	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock, owned beneficially as of January 31, 2022 by: (i) each person (including any group), known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Yulia Lazaridou	2,800,000 shares of common stock (direct)	74.97%

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

On July 27, 2017, we issued a total of 2,800,000 shares of restricted common stock to Yulia Lazaridou in consideration of $2,800. Further, Yulia Lazaridou has advanced funds to us. As of January 31, 2022, Yulia Lazaridou advanced us $72,015. Ms. Lazaridou will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Ms. Lazaridou. Yulia Lazaridou will be repaid from revenues of operations if and when we generate significant revenues to pay the obligation. There is no assurance that we will ever generate significant revenues from our operations. The obligation to Ms. Lazaridou does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Lazaridou or the repayment of the funds to Ms. Lazaridou. We have a verbal agreement with our sole officer and director that, if necessary, she will loan the company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2022, we incurred approximately $23,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our January 31, 2021 financial statements and for the reviews of our financial statements for the quarters ended April 30, 2021, July 31, 2021 and October 31, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Cyprus on April 21, 2022.

Minaro Corp.

By:	/s/	Yulia Lazaridou
	Name:	Yulia Lazaridou
	Title:	President
(Principal Executive, Financial and Accounting Officer)