Form 10-Q
period 2022-10-31
MINARO CORP
filed 2022-11-23
CIK 1710495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2022

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,734,550 common shares issued and outstanding as of November 23, 2022.

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

Minaro Corp.

BALANCE SHEET

As of October 31, 2022

	October 31, 2022 (Unaudited)	January 31, 2022 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$415	$5,269
Total Current Assets	415	5,269

Fixed Assets
Equipment, software, leasehold improvement, net	10,124	12,940
Total Fixed Assets	10,124	12,940

Total Assets	$10,539	$18,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related party loan	$79,947	$72,515
Accounts Payable	253	4,599
Total Current Liabilities	80,200	77,114

Total Liabilities	80,200	77,114

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,734,550 and 3,734,550 shares issued and outstanding	3,735	3,735
Additional paid in capital	17,756	17,756
Retained earnings (accumulated deficit)	(91,152)	(80,396)
Total Stockholders’ Deficit	(69,661)	(58,905)

Total Liabilities and Stockholders’ Equity	$10,539	$18,209

See accompanying notes, which are an integral part of these unaudited financial statements

Minaro Corp.

STATEMENTS OF OPERATIONS

Three and nine months ended October 31, 2022 and 2021

(Unaudited)

	Three months ended October 31, 2022	Three months ended October 31, 2021	Nine months ended October 31, 2022	Nine months ended October 31, 2021

REVENUES	$735	$2,600	$5,385	$2,600
Costs of Revenues	-	-	-	-
Gross Profit	735	2,600	5,385	2,600

OPERATING EXPENSES
General and Administrative Expenses	(4,504)	(3,627)	(16,141)	(43,283)
TOTAL OPERATING EXPENSES	(4,504)	(3,627)	(16,141)	(43,283)

NET INCOME/LOSS FROM OPERATIONS	(3,769)	(1,027)	(10,756)	(40,683)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/LOSS	$(3,769)	$(1,027)	$(10,756)	$(40,683)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,734,550	3,734,550	3,734,550	3,732,758

See accompanying notes, which are an integral part of these unaudited financial statements

Minaro Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and nine months ended October 31, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, January 31, 2021	3,580,000	$ 3,580	$ 14,820	$ (34,313)	$ (15,913)
Issuance of common stock	154,550	155	2,963	-	3,091

Net loss for the nine months ended October 31, 2021	-	-	-	(40,683)	(40,683)

Balance, October 31, 2021	3,734,550	$ 3,735	$ 17,756	$ (74,996)	$ (53,505)

Balance, January 31, 2022	3,734,550	$ 3,735	$ 17,756	$ (80,396)	$ (58,905)

Net loss for the nine months ended October 31, 2022	-	-	-	(7,756)	(7,756)

Balance, October 31, 2022	3,734,550	$ 3,735	$ 17,756	$ (88,152)	$ (66,661)

Balance, July 31, 2021	3,734,550	$ 3,735	$ 17,756	$ (73,969)	$ (52,478)

Net loss for the three months ended October 31, 2021	-	-	-	(1,027)	(1,027)

Balance, October 31, 2021	3,734,550	$ 3,735	$ 17,756	$ (74,996)	$ (53,505)

Balance, July 31, 2022	3,734,550	$ 3,735	$ 17,756	$ (87,383)	$ (65,892)

Net loss for the three months ended October 31, 2022	-	-	-	(3,769)	(3,769)

Balance, October 31, 2022	3,734,550	$ 3,735	$ 17,756	$ (91,152)	$ (69,661)

See accompanying notes, which are an integral part of these unaudited financial statements

Minaro Corp.

STATEMENTS OF CASH FLOWS

Nine months ended October 31, 2022 and 2021

(Unaudited)

	Nine months ended October 31, 2022	Nine months ended October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ (10,756)	$ (10,683)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	2,816	8,319
Change in accounts payable	(4,346)	-
Change in prepaid expenses	-	2,428
CASH FLOWS FROM OPERATING ACTIVITIES	(12,286)	(28,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	7,432	23,780
Provision of Capital Stock	-	3,091
CASH FLOWS FROM FINANCING ACTIVITIES	7,432	26,871

NET CHANGE IN CASH	(4,854)	(2,038)

Cash, beginning of period	5,269	3,546

Cash, end of period	$ 415	$ 1,508

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these unaudited financial statements

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2022

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended October 31, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2022

(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the nine months ended October 31, 2022, the Company has generated $5,385 revenue. Minaro Corp. provides 3D visualizations to its clients according to the signed contracts. Revenue is recognized when the order is completed and approved by the customer.

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

Note 4 – RELATED PARTY TRANSACTIONS

The Company’s sole director has loaned to the Company $79,947 as of October 31, 2022. This loan is unsecured, non-interest bearing and due on demand.

Minaro Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2022

(Unaudited)

Note 5 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of October 31, 2022, the Company had net operating loss carry forwards of approximately $91,152 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The valuation allowance at October 31, 2022 was approximately $19,142. The net change in valuation allowance during the nine months ended October 31, 2022 was $2,259. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2022. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of October 31, 2022	As of January 31, 2022
Non-current deferred tax assets:
Net operating loss carry forward	$(19,142)	(16,883)
Valuation allowance	$19,142	16,883
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended October 31, 2022 and 2021 as follows:

	Nine months ended October 31, 2022	Nine months ended October 31, 2021
Computed “expected” tax expense (benefit)	$(2,259)	(8,543)
Change in valuation allowance	$2,259	8,543
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2022, through November 23, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

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

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2022, our total assets were $10,539. Total assets were comprised of $415 in current assets and $10,124 in fixed assets.

As at October 31, 2022, our current liabilities were $80,200 and Stockholders’ deficit was $69,661.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2022 net cash flows used in operating activities was negative $12,286.

For the nine months ended October 31, 2021 net cash flows used in operating activities was negative $28,909.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2022 and 2021 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2022 net cash flows used in financing activities was $7,432.

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

Our cash balance is $415 as of October 31, 2022. We have been utilizing and may utilize funds from Yulia Lazaridou, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of October 31, 2022, Ms. Lazaridou advanced us $79,947. The next year Ms. Lazaridou does not intend to request to be repaid before the Company will fully implement the plan of operations and begin to increase the revenues to the level of sufficient income to manage the business in full.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Cyprus on November 23, 2022.

Minaro Corp.

By:	/s/	Yulia Lazaridou
	Name:	Yulia Lazaridou
	Title:	President
(Principal Executive, Financial and Accounting Officer)