Form 10-K
period 2023-01-31
PINEAPPLE EXPRESS CANNABIS Co
filed 2023-05-24
CIK 1710495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-223963

PINEAPPLE EXPRESS CANNABIS COMPANY

(Exact name of registrant as specified in its charter)

Nevada	36-4864568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10351 Santa Monica Blvd., Suite 420

Los Angeles, CA 90025

(Address of principal executive offices) (Zip Code)

888-245-5703

(Registrant’s telephone number, including area code)

Minaro Corp

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0000001 par value

Common stock, par value $0. 001

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,344,550 common shares issued and outstanding as of May 22, 2023.

Use of Market and Industry Data

This Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (this “Annual Report”) includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys, or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey, or article. The information in any such publication, report, survey, or article is not incorporated by reference in this Annual Report.

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed in sections entitled “Forward-Looking Statements,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Trademarks, Service Marks and Trade Names

This Annual Report contains references to our trademarks, service marks and trade names and to trademarks, service marks and trade names belonging to other entities. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report, including logos, artwork, and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names, service marks or trademarks or any artists’ or other individuals’ names to imply a relationship with, or endorsement or sponsorship of us by, any other companies or persons.

PART I

Item 1. Description of Business

This Annual Report (including, but not limited to, the following disclosures regarding our Business) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this Annual Report reflect our good faith judgment based on facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Corporate History

The Company was incorporated as “Minaro Corp.” under the laws of the State of Nevada on March 14, 2017.

On December 18, 2022, Minaro Corp., a Nevada corporation (the “Company”), Yulia Lazaridou, the majority shareholder of the Company (“Lazaridou”), Pineapple Consolidated, Inc., a California corporation (“PCI”) and the shareholders of PCI (“PCI Shareholders”), entered into a Share Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the PCI Shareholders exchanged (the “Exchange Transaction”) 50,000 outstanding shares of common stock of PCI, representing fifty percent (50%) of the outstanding shares of PCI common stock, for eighteen million (18,000,000) newly issued shares of Minaro common stock.

In addition, on December 18, 2022, in a transaction related to and a condition to the Exchange Transaction, Lazaridou and the Company entered into that certain Resignation, Separation and Release Agreement (the “Resignation Agreement”), pursuant to which (a) the Company redeemed 2,800,000 shares of Company common stock owned by Lazaridou (the “Lazaridou Shares’) in exchange for a payment by the Company of $540,904 and (b) Lazaridou, as of December 21, 2022, resigned as the sole director, officer and employee of the Company.

In order to fund the payment for the Lazaridou Shares, contemporaneous with the Exchange, on December 18, 2022, PCI loaned $540,904 to the Company. The loan (the “PCI Loan”) matures on June 30, 2023 and earns interest at an annual rate of 1%.

In addition, on December 18, 2022, Lazaridou, as sole director and majority shareholder, executed a written consent in lieu of a meeting providing that (i) Matthew Feinstein be elected as the sole director of the Company as well as Chief Executive Officer, President, Secretary, Chairman of the Board and Interim Chief Financial Officer, (ii) accepted the resignation of Lazaridou and (iii) approved the Exchange Agreement and Resignation Agreement. As a result of these transactions, the PCI Shareholders own a majority of the shares of Minaro common stock, and the Company owns fifty percent (50%) of the PCI common stock.

On January 5, 2023, the Company filed Restated Articles of Incorporation with the State of Nevada following approval of the sole director and majority shareholder (“Restated Articles”). The Restated Articles (i) changed the name of the Company to Pineapple Express Cannabis Company, (ii) added an additional authorized class of capital stock, namely ten million (10,000,000) shares of Preferred Stock, in addition to the previously authorized seventy-five million (75,000,000) shares of Common Stock. As a result, the name of the Company now has been changed to Pineapple Express Cannabis Company.

On December 30, 2022 the Company applied to the Financial Industry Regulatory Authority (“FINRA”) for approval with respect to the change of the Company’s name in the Restated Articles. The Company separately applied to FINRA to change the Company’s stock ticker trading symbol. When that application is granted, the Company intends to announce the symbol change.

Business Operations

Pineapple Express Cannabis Company FKA Minaro Corp. is based in Los Angeles, California. The Company’s operating subsidiary, Ananas Growth Ventures, serves as an incubator, helping early-stage ventures and startups in the cannabis sector through funding, mentoring, and training. The Company is engaged in legal cannabis retail under the brand name of Pineapple Express though its 50% owned asset, Pineapple Consolidated Inc. (pineappleconsolidated.com) which runs a cannabis delivery service, Pineapple Express, via www.PineappleExpress.com. Pineapple Consolidated also owns and manages retail cannabis ventures under the Pineapple Express name, and seeks to become the leading portfolio management company in the U.S. cannabis industry. With its headquarters in Los Angeles, California, Pineapple Express is rapidly increasing its footprint throughout the state and looking to scale into underdeveloped markets.

Office facilities

The Company currently subleases office space at 10351 Santa Monica Blvd. #420, Los Angeles, CA 90025 through its 50% owned asset, Pineapple Consolidated, Inc. (“PCI”). The lease contract is on a month-to-month basis while the Company looks for a more permanent office location.

Research And Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy Or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding entered into either voluntarily by the Company and involuntarily against the Company.

Reorganizations, Purchase Or Sale Of Assets

On December 18, 2022, the Company executed a Share Exchange Agreement, resulting in the exchange of 50,000 shares of PCI common stock (50% ownership) for 18 million newly issued shares of the Company’s common stock. The previous majority shareholder of the Company, Lazaridou, redeemed 2,800,000 of Company common stock and no longer holds any of the Compay’s common stock.

As part of the transaction, Lazaridou resigned as the sole director, officer, and employee of the Company, while Matthew Feinstein was elected as the new director and assumed multiple executive roles. Additionally, the Company changed its name to Pineapple Express Cannabis Company by filing Restated Articles of Incorporation with the State of Nevada and added a new class of capital stock (10,000,000 shares of Preferred Stock in addition to the previously authorized 75,000,000 shares of Common Stock).

Compliance With Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that any existing or probable government regulation on our business will have a material impact on the way we conduct our business.

Employees And Employment Agreements

We have no employees as of the date of this report. Our sole officer and director, Matthew Feinstein, currently devotes as much time as needed to provide management services to company matters. As our business and operations increase, we will assess the need for full-time management and administrative support personnel.

Regulatory Overview

As of the date of this filing, 37 states and four (4) territories allow for the medical use of cannabis products, while 17 of those states, the District of Columbia, the Northern Mariana Islands, and Guam have also legalized the adult-use of cannabis. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is illegal under federal law.

On August 29, 2013, the Department of Justice set out its prosecutorial priorities in light of various states legalizing cannabis for medicinal and/or recreational use. The “Cole Memorandum” provided that when states have implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities. Indeed, a robust system may affirmatively address those priorities by, for example, implementing effective measures to prevent diversion of cannabis outside of the regulated system and to other states, prohibiting access to cannabis by minors, and replacing an illicit cannabis trade that funds criminal enterprises with a tightly regulated market in which revenues are tracked and accounted for. In those circumstances, consistent with the traditional allocation of federal-state efforts in this area, the Cole Memorandum provided that enforcement of state law by state and local law enforcement and regulatory bodies should remain the primary means of addressing cannabis-related activity. If state enforcement efforts are not sufficiently robust to protect against the harms set forth above, the federal government may seek to challenge the regulatory structure itself in addition to continuing to bring individual enforcement actions, including criminal prosecutions, focused on those harms.

On January 4, 2018, Attorney General Jeff Sessions issued a memorandum for all United States Attorneys concerning cannabis enforcement under the Controlled Substances Act (CSA). Mr. Sessions rescinded all previous prosecutorial guidance issued by the Department of Justice regarding cannabis, including the August 29, 2013 “Cole Memorandum”.

In rescinding the Cole Memorandum, Mr. Sessions stated that U.S. Attorneys must decide whether or not to pursue prosecution of cannabis activity based upon factors including: the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. Mr. Sessions reiterated that the cultivation, distribution, and possession of marijuana continues to be a crime under the U.S. Controlled Substances Act.

On March 23, 2018, President Donald J. Trump signed into law a $1.3 trillion-dollar spending bill that included an amendment known as “Rohrabacher-Blumenauer,” which prohibits the Justice Department from using federal funds to prevent certain states “from implementing their own State laws that authorize the use, distribution, possession or cultivation of medical cannabis.”

On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill”. Prior to its passage, hemp, a member of the cannabis family, was classified as a Schedule 1 controlled substance, and so illegal under the federal CSA.

With the passage of the Farm Bill, hemp cultivation is now broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under the CSA and would not be legally protected under this new legislation and would be treated as an illegal Schedule 1 drug.

Additionally, there will be significant, shared state-federal regulatory power over hemp cultivation and production. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture (hereafter referred to as the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally run program. This system of shared regulatory programming is similar to options states had in other policy areas, such as health insurance marketplaces under the Affordable Care Act, or workplace safety plans under the Occupational Health and Safety Act—both of which had federally-run systems for states opting not to set up their own systems.

The Farm Bill outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3 percent THC). The Farm Bill details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeated offenses.

One of the goals of the previous 2014 Farm Bill was to generate and protect research into hemp. The 2018 Farm Bill continues this effort. Section 7605 re-extends the protections for hemp research and the conditions under which such research can and should be conducted. Further, section 7501 of the Farm Bill extends hemp research by including hemp under the Critical Agricultural Materials Act. This provision recognizes the importance, diversity, and opportunity of the plant and the products that can be derived from it, but also recognizes that there is a still a lot to learn about hemp and its products from commercial and market perspectives.

On January 21, 2021, Joseph R. Biden, Jr. was sworn in as President of the United States. President Biden’s Attorney General, Merrick Garland, was confirmed by the United States Senate on March 10, 2021. It is not yet known whether the Department of Justice (“DOJ”), under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. During his Senate confirmation, Merrick Garland told Senator Cory Booker (D-NJ), “It does not seem to me useful the use of limited resources that we have to be pursuing prosecutions in states that have legalized and are regulating the use of marijuana, either medically or otherwise.” Such statements are not official declarations or policies of the DOJ and are not binding on the DOJ, any United States Attorney, or the United States federal courts. Substantial uncertainty regarding United States federal enforcement remains. To date, there have been no new federal cannabis memorandums issued by the Biden Administration or any published change in federal enforcement policy.

Item 1A. Risk Factors

Risks Related to Our Company and Our Business

We have a limited operating history and operate in a new industry, and we may not succeed.

We have a limited operating history and may not succeed. We are subject to all risks inherent in a developing business enterprise. Our likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with manufacturing specialty products and the competitive and regulatory environment in which we operate. For example, the cannabis industry is a new industry that may not succeed, particularly should the Federal government change course and decide to prosecute those dealing in medical or recreational cannabis. In such event, there may not be an adequate market for our products. As a new industry, there are few established players whose business models we can follow. Similarly, there is little information about comparable companies for potential investors to review in making a decision about whether to invest in the Company.

Potential investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, unexpected problems, and technical difficulties may occur and they may result in material delays in the operation of our business, in particular with respect to our new products. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our Common Stock to the point investors may lose their entire investment.

Uncertainty of profitability.

Our business strategy may result in increased volatility of revenues and earnings. As we will only develop a limited number of products and services at a time, our overall success will depend on a limited number of products and services, which may cause variability and unsteady profits and losses depending on the products and services offered and their market acceptance.

Our revenues and our profitability may be adversely affected by economic conditions and changes in the market for medical and recreational marijuana. Our business is also subject to general economic risks that could adversely impact the results of operations and financial condition.

Because of the anticipated nature of the products and services that we offer and attempt to develop, it is difficult to accurately forecast revenues and operating results and these items could fluctuate in the future due to a number of factors. These factors may include, among other things, the following:

●	Our ability to raise sufficient capital to take advantage of opportunities and generate sufficient revenues to cover expenses.

●	Our ability to source strong opportunities with sufficient risk adjusted returns.

●	Our ability to manage our capital and liquidity requirements based on changing market conditions generally and changes in the developing legal medical marijuana and recreational marijuana industries.

●	The acceptance of the terms and conditions of our services.

●	The amount and timing of operating and other costs and expenses.

●	The nature and extent of competition from other companies that may reduce market share and create pressure on pricing and investment return expectations.

●	Adverse changes in the national and regional economies in which we will participate, including, but not limited to, changes in our performance, capital availability, and market demand.

●	Adverse changes in the projects in which we plan to invest which result from factors beyond our control, including, but not limited to, a change in circumstances, capacity and economic impacts.

●	Adverse developments in the efforts to legalize marijuana or increased federal enforcement.

●	Changes in laws, regulations, accounting, taxation, and other requirements affecting our operations and business.

●	Our operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

Cannabis remains illegal under federal law.

Cannabis is a categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under federal law. Even in those jurisdictions in which the use of medical cannabis has been legalized at the state level, its use remains a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of cannabis preempts state laws that legalize its use for medicinal or adult-retail purposes. Strict enforcement of federal law regarding cannabis would likely result in our inability to proceed with our business plan.

The previous Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. In furtherance thereof, on August 29, 2013, the Department of Justice provided guidance to all U.S. federal prosecutors with respect to the enforcement of laws regarding cannabis via the publication of a memorandum authored by former US Attorney General James M. Cole (the “Cole Memo”). The Cole Memo stated that enforcement should be focused on eight priorities, which is to prevent: (1) distribution of cannabis to minors; (2) revenue from sale of cannabis to criminal enterprises, gangs and cartels; (3) transfer of cannabis from states where it is legal to states where it is illegal; (4) cannabis activity from being a pretext for trafficking of other illegal drugs or illegal activity; (5) violence of use of firearms in cannabis growth and distribution; (6) drugged driving and adverse public health consequences from cannabis use; (7) growth of cannabis on federal lands; and (8) cannabis possession or use on federal property.

On January 4, 2017, the U.S. Attorney General Jeff Sessions rescinded the Cole Memo and restored the “rule of law.” Such rescission essentially shifts federal policy from the hands-off approach adopted under the Obama administration to allowing federal prosecutors across the U.S. to decide individually how to prioritize resources to crack down on pot possession, distribution and cultivation of the drug in states where it is legal. Furthermore, the Trump administration has previously indicated that it will pursue the enforcement of federal cannabis laws.

While we do not believe our current activities involve those enumerated in the Cole Memo, in light of the rescission of the memo by the current Attorney General, federal prosecutors will now have significant discretion on their interpretation of these priorities, and no assurances can be given that federal prosecutors will agree with our position. We therefore cannot provide assurance that our actions are in full compliance with the Cole Memo or any other state or federal laws or regulations. In addition, there is no guarantee that the current administration will not further change its policy regarding the strict enforcement of federal laws or the eight listed priorities. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws even stronger. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

The cannabis industry faces strong opposition.

It is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry does not want to cede control of any product that could generate significant revenue. For example, medical cannabis will likely adversely impact the existing market for medicines sold by mainstream pharmaceutical companies that contain active ingredients from cannabis. Furthermore, the medical marijuana industry could face a material threat from the pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical cannabis movement. Any inroads the pharmaceutical industry could make in halting or impeding the cannabis industry could have a detrimental impact on our proposed business.

Additionally, we are substantially dependent on continued market acceptance and proliferation of consumers of cannabis, medical marijuana, and recreational marijuana. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. While we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the marijuana industry will adversely affect our business operations.

There is uncertainty regarding the availability of U.S. federal patent and trademark protection.

As long as cannabis remains illegal under U.S. federal law, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to us. As a result, our intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, we can provide no assurance that it will ever obtain any protection of its intellectual property, whether on a federal, state, or local level.

There may be a U.S. Food and Drug Administration (“FDA”) risk.

If legalization occurs federally, the FDA could impose additional regulations or risks on cannabis.

We could experience difficulty enforcing our contracts.

Due to the nature of our business and the fact that our equity method investee, Pineapple Consolidated, Inc. contracts involve cannabis and other activities that are not legal under U.S. federal law and in some jurisdictions, we may face difficulties in enforcing our contracts in federal and certain state courts. The inability to enforce any of our contracts could have a material adverse effect on our business, operating results, financial condition, or prospects.

We and our customers and clients may have difficulty accessing the service of banks, which may make it difficult for them to operate.

Since the use of cannabis is illegal under federal law, there is a compelling argument that banks cannot accept for deposit funds from businesses involved with cannabis. While the Financial Crimes Enforcement Network (“FinCEN”) has provided guidance to financial institutions on how to provide services to marijuana-related businesses consistent with their Bank Secrecy Act obligations, the decision to open, close, or refuse accounts and/or relationships are made at the discretion of the banking institution. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for us and our clients to operate.

Due to our ancillary involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

The cannabis industry is relatively new.

We are operating in a relatively new industry and market. In addition to being subject to general business risks, we must continue to build brand awareness in this industry and market share through significant investments in our strategy, production capacity, quality assurance and compliance with regulations. Research in the United States and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids, such as cannabidiol, or CBD, and tetrahydrocannabinol, or THC, remains in relatively early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies currently favored, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our products and dispensary services.

Accordingly, there is no assurance that the cannabis industry and the market for medicinal and/or adult-use cannabis will continue to exist and grow as currently anticipated or function and evolve in a manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets could have a material adverse effect on our business, financial condition, and results of operations.

We face risks due to industry immaturity or limited comparable, competitive, or established industry best practices.

As a relatively new industry, there are not many established operators in the medical and adult use cannabis industries whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the Subordinate Voting Shares to the extent that investors may lose their entire investments.

Our ability to grow our medical and adult-use cannabis product offerings and dispensary services may be limited.

As we introduce or expand our medical and adult-use cannabis product offerings and dispensary services, we may incur losses or otherwise fail to enter certain markets successfully. Our expansion into new markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on those investments will not be achieved for several years, if at all. In attempting to establish new product offerings or dispensary services, we may incur significant expenses and face various other challenges, such as expanding our work force and management personnel to cover these markets and complying with complicated cannabis regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these product offerings and dispensary services to consumers, and failure to do so would compromise our ability to successfully expand these additional revenue streams.

Laws and regulations affecting the cannabis industry are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical cannabis laws and regulations are broad in scope, and they are subject to evolving interpretations, which could require our licensees to incur substantial costs associated with compliance or to alter one or more of their sales or marketing practices. For example, the rescission of the Cole Memo by U.S. Attorney General Jeff Sessions on January 4, 2018. In addition, violations of these laws, or allegations of such violations, could disrupt our license business and result in a material adverse effect on our revenues under our license agreements, which would negatively affect our profitability and financial condition.

In addition, it is possible that regulations may be enacted in the future that will be directly applicable to us and our business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. These potential effects could include, however, requirements for the revisions to our business model to meet new standards, the recall or discontinuance of certain products, or additional record keeping and reporting requirements. Any or all of these requirements could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to complex laws and regulations, including environmental laws and regulations, which can adversely affect the cost, manner and feasibility of doing business.

We are subject to complex laws and regulations, including environmental laws and regulations, which can adversely affect the cost, manner and feasibility of doing business. The operations and facilities of our facilities will be subject to extensive federal, state, and local laws and regulations relating to the growth of cannabis and the manufacture and distribution of products containing cannabis (and/or its psychoactive compound, THC). Such existing laws or regulations regarding cannabis and its psychoactive compound, as currently interpreted or reinterpreted in the future, or future laws or regulations, may adversely affect our businesses and sales. Consequently, our revenues would thereby decrease, which may have a material adverse effect on our results of operations.

Ordinary and necessary business deduction other than the cost of goods sold are disallowed by the Internal Revenue Service for Cannabis companies under the Internal Revenue Code (the “IRC”) Section 280E.

IRC Section 280E prohibits cannabis businesses from deducting ordinary and necessary business expenses pertaining to cannabis sale, forcing the Company to contend with higher effective federal tax rates than similar companies in other industries. This onerous tax burden significantly impacts the profitability of the cannabis businesses and may make the pricing of its products less competitive.

If no additional states allow the medicinal or adult-retail use of cannabis, or if one or more states that currently allow it, reverse their position, we may not be able to continue our growth, or the market for our products and services may decline.

As of January 31, 2023, 37 states and the District of Columbia, the Northern Mariana Islands, Guam and Puerto Rico have passed laws allowing some degree of medical use of cannabis, while eighteen (18) of those states and the District of Columbia, the Northern Mariana Islands, and Guam, have also legalized the adult-use of cannabis. There can be no assurance that number of states that allow the use of medicinal and recreational cannabis will grow, and if it does not, there can be no assurance that the 37 existing states and/or the District of Columbia will not reverse their position and make medicinal and recreational cannabis illegal again. If either of these things happens, then not only will the growth of our business be materially impacted, but we may experience declining revenue as the market for our products and services declines.

Arizona, Montana, New Jersey, South Dakota, New York, Virginia, Connecticut, and New Mexico passed laws allowing recreational (adult-use) marijuana and Mississippi and Alabama passed an initiative allowing medical marijuana.

We may not be able to effectively control and manage our growth.

Our strategy envisions a period of potentially rapid growth. We currently maintain nominal administrative and personnel capacity due to the startup nature of our business, and our expected growth may impose a significant burden on our future planned administrative and operational resources. The growth of our business may require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified management and other personnel. Failure to do so or satisfy such increased demands would interrupt or would have a material adverse effect on our business and results of operations.

Our industry is highly competitive, and we have less capital and resources than many of our competitors which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

The success of our new and existing partnerships, products, and services is uncertain, and large resources may be required to sustain our current business model.

We have committed, and expect to continue to commit, significant resources and capital to develop and market existing partnership, product, and service enhancements as well as new partnerships, products and services. These partnerships, products and services are relatively new and untested, and we cannot assure you that we will achieve market acceptance for these partnerships, products, and services, or other new partnerships, products and services that we may offer in the future. Moreover, these and other new partnerships, products and services may be subject to significant competition with offerings by new and existing competitors in our sector. In addition, new partnerships, products, services and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new partnerships, products, services, or enhancements could seriously harm our business, financial condition and results of operations.

Our business is dependent upon continued market acceptance by consumers.

We are substantially dependent on continued market acceptance of our products and our licensees’, lessee’s, or tenant’s products by consumers. Although we believe that the use of cannabis in the United States is gaining stronger consumer acceptance, we cannot predict the future growth rate and size of this market.

If we fail to successfully introduce new partnerships or products, we may lose market position.

New partnerships, products, and product improvements, and line extensions will be an important factor in our sales growth. If we fail to identify emerging consumer and technological trends, to maintain and improve the competitiveness of our existing partnerships and products or to successfully introduce new products on a timely basis, we may lose market position. Continued business development, product development, and marketing efforts have all the risks inherent in the development of new partnerships, products, and line extensions, including development delays, the failure of new partnerships, products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

We may be unable to adequately protect or enforce our patents and proprietary rights.

Our continuing success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, trademarks, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We cannot assure that these patents, trademarks, licenses and other intellectual property arrangements will be held valid if challenged, or that other parties will not claim rights in or ownership of our patent and other proprietary rights. We also cannot assure that our pending patents will be issued. Moreover, patents issued to us or those we license patents from may be circumvented or fail to provide adequate protection.

Litigation brought by third parties claiming infringement of their intellectual property rights or trying to invalidate intellectual property rights owned or used by us may be costly and time consuming.

We may face lawsuits from time to time alleging that our intellectual property infringes on third-party intellectual property, and/or seeking to invalidate or limit our ability to use our intellectual property.

If we become involved in litigation, we may incur substantial expense defending these claims and the proceedings may divert the attention of management, even if we prevail. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without a license from us, prohibit us from marketing our products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all.

If we are deemed an investment company under the Investment Company Act, applicable restrictions could have an adverse effect on our business.

The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe that we have conducted our business in a manner that does not result in being characterized as an “investment company” under the Investment Company Act because we are primarily engaged in a non-investment company business. Although a portion of our assets may constitute investments in non-controlled entities, namely our subsidiary, PEC, provided capital to canna-related business clientele, we believe that we are not an investment company as defined by the Investment Company Act. While we intend to conduct our operations such that we will not be deemed an investment company, such a determination would require us to initiate burdensome compliance requirements and comply with restrictions imposed by the Investment Company Act that would limit our activities, including limitations on our capital structure and our ability to transact with affiliates, which would have an adverse effect on our financial condition. To avoid such a determination, we may be required to conduct our business in a manner that does not subject us to the requirements of the Investment Company Act, which could have an adverse effect on our business. For example, we may be required to sell certain of our assets and pay significant taxes upon the sale or transfer of such assets.

Damage from catastrophic weather and other natural events and climate change could result in losses to our Company.

Our buildings and land are susceptible to natural disaster type of events that could interrupt and halt our tenant’s ability to grow and cultivate marijuana. They are located in areas that may experience catastrophic weather and other natural events from time to time, including fires, windstorms or hurricanes, earthquakes, flooding or other severe weather. These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. We could also continue to be obligated to repay any obligations related to the property. Any such loss could materially and adversely affect our business and our financial condition and results of operations. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.

We may be required to recognize impairment charges that could materially affect our results of operations.

We assess our goodwill and other intangible assets, and our other long-lived assets as and when required by accounting principles generally accepted in the United States (“GAAP”) to determine whether they are impaired. If they are impaired, we would record appropriate impairment charges. It is possible that we may be required to record significant impairment charges in the future and, if we do so, our results of operations could be materially adversely affected.

Our industry is subject to intense competition.

The Company has entered the cannabis distribution business as a result of the Pineapple Consolidated, Inc. (PCI) share exchange. There is potential that PCI will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and experience than the Company. Increased competition by larger and better-financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of the PCI.

Because of the early stage of the industry in which the PCI operates, the Company expects to face additional competition from new entrants. To become and remain competitive, PCI will require research and development, marketing, sales and support. PCI may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.

As well, the legal landscape for medical and recreational marijuana is changing internationally. More countries have passed laws that allow for the production and distribution of medical marijuana in some form or another. We have some international partnerships in place, which may be affected if more countries legalize medical marijuana. Increased international competition might lower the demand for our products on a global scale.

New well-capitalized entrants into our industry may develop large-scale operations which will make it difficult for our business to compete and remain profitable.

Currently, the marijuana industry generally is comprised of individuals and small to medium-sized entities, however, the risk remains that large conglomerates and companies who also recognize the potential for financial success through investment in this industry could strategically purchase or assume control of larger dispensaries and cultivation facilities. In doing so, these larger competitors could establish price setting and cost controls which would effectively “price out” many of the individuals and small to medium-sized entities who currently make up the bulk of the participants in the varied businesses operating within and in support of the medical marijuana industry. While the trend in most state laws and regulations seemingly deters this type of takeover, this industry remains quite nascent, so what the landscape will be in the future remains largely unknown, which in itself is a risk.

Our proposed business plan is subject to all business risks associated with new business enterprises, including the absence of any significant operating history upon which to evaluate an investment. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new strategy and the competitive environment in which the Company will operate. It is possible that the Company will incur losses in the future. There is no guarantee that the Company will be profitable.

Risks Related to Ownership of Our Common Stock

Due to our connection to the cannabis industry, there can be no assurance that our shares of common stock will ever be approved for listing on a national securities exchange.

Currently, shares of our common stock are traded on the OTC Pink Market and are not listed on any national securities exchange, such as the New York Stock Exchange or the NASDAQ Stock Market. Even if we desire to have our shares listed on a national securities exchange, the fact that our business is associated with the use of cannabis, the legal status of which is uncertain in some states and at the federal level, may make any efforts to become listed on a securities exchange more problematic as we believe national exchanges may be reluctant to list shares of companies whose business is associated with the recreational use of cannabis. While we plan to work with NASDAQ or other exchanges in an attempt to change their views of responsible cannabis related businesses, there can be no assurance that our common stock will ever be listed on NASDAQ or any other national securities exchange. As a result, our common stock may never develop an active trading market which may limit our investors’ ability to liquidate their investments or cause our stock price to be particularly volatile.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our common stock is listed on a national securities exchange, our common stock may only trade on one of the OTC Markets (if we are successful in applying to trade on such marketplaces) or on the OTC Pink Market. In those markets, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC reporting regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

There currently is no active public market for our common stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently no active public market for shares of our common stock, and one may never develop. Our common stock is currently traded on the OTC Pink Market. The OTC Pink Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the requirements to be quoted on the OTC Markets or satisfy the listing requirements to be listed on a national securities exchange, which are often more widely traded and liquid markets. Some, but not all, of the factors which may delay or prevent the quotation or listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges or OTC Markets, or our common stock is otherwise rejected for listing or quotation, and remains traded on the OTC Pink Market, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any cash dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our Board of Directors presently intends to follow a policy of retaining earnings, if any.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 75,000,000 shares of common stock and 10,00,000 shares of “blank check” preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) below the price an investor paid for stock.

Being a public company is expensive and administratively burdensome.

As a company whose common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are fully subject to the information and reporting requirements of the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management and increases our expenses.

Among other things, we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a more comprehensive compliance function, including corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders are expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any lockup periods or the statutory holding period under Rule 144, or issued upon the conversion of preferred stock, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

An investment in our securities is speculative and there can be no assurance of any return on any such investment.

An investment in our securities is speculative and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in our Company, including the risk of losing their entire investment.

Our Articles of Incorporation provide that, unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Articles of Incorporation provide that, unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Nevada Revised Statutes, our Articles of Incorporation or our bylaws. This choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

If a court were to find the choice of forum provision contained in our Articles of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

Item 1B. Unresolved Staff Comments

Not applicable.

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

As of January 31, 2023, we have had limited trading volume.

Number of Holders

As of January 31, 2023, the 19,004,550 issued and outstanding shares of common stock were held by a total of 10 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended January 31, 2023 and 2022.

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

In December 2022, the Company canceled 2,800,000 shares of common stock to former officer and director, Yulia Lazaridou,

In December 2022, the Company issued 18,000,000 shares of common stock through a share exchange.

In January 2023, the Company issued 70,000 shares of common stock for services rendered to the Company.

There were 19,004,550 shares of common stock issued and outstanding as of January 31, 2022.

Purchase of our Equity Securities by Officers and Directors

On July 27, 2017, the Company offered and sold 2,800,000 restricted shares of common stock to former president and director, Yulia Lazaridou, for a purchase price of $0.001 per share, for aggregate offering proceeds of $2,800, pursuant to Section 4(2) of the Securities Act of 1933 as she is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone. Those shares were canceled as part of a share exchange occurring on December 18, 2022.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the year ended January 31, 2023 and 2022:

Revenue and cost of goods sold

For the years ended January 31, 2023 and 2022 the Company generated total revenue of $5,385 and $7,750 from selling products to the customer. Cost of goods sold for the years ended January 31, 2023 and 2022 was $0 and $0.

Operating expenses

Total operating expenses for the years ended January 31, 2023 and 2022 were $21,704 and $53,833. The operating expenses for the year ended January 31, 2023 bank charges of $147; depreciation expense of $2,816; legal fees of $4,113; audit fees of $3,000; consulting fees of $70; professional fees of $11,558. The operating expenses for the year ended January 31, 2022 included advertising expense of $826; bank charges of $511; depreciation expense of $13,140; legal fees of $3,000; audit fees of $23,000; professional fees of $11,487; rent expense of $1,869.

Net Loss

The net loss for the years ended January 31, 2023 and 2022 was $44,443 and $46,083 respectively.

Liquidity and Capital Resources and Cash Requirements

As of the year ended January 31, 2023, the Company had cash of $0. Furthermore, the Company had an accumulated deficit of $544,350.

During the year ended January 31, 2023, the Company used $16,726 of cash in operating activities due to its net loss and decrease in accounts payable of $3,293 and depreciation of $2,816.

During the year ended January 31, 2023 the Company has generated $0 of cash in investing activities.

During the year ended January 31, 2023, the Company generated $11,457 of cash in financing activities.

During the year ended January 31, 2022, the Company used $25,648 of cash in operating activities due to its net loss and decrease in prepaid expenses of $2,696, increase in accounts payable of $4,599 and depreciation of $13,140.

During the year ended January 31, 2022 the Company used $0 of cash in investing activities.

During the year ended January 31, 2022, the Company generated $27,371 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required within current offerings. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

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

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated minimal revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

PINEAPPLE EXPRESS CANNABIS COMPANY

FINANCIAL STATEMENTS

Year ended January 31, 2022 and January 31, 2021

M.S. Madhava Rao 316, 1st Cross, Gururaja Layout, 7th Block, 4th Phase, BSK 3rd Stage, Bangalore 560085 Tel No: 91-8861838006 email : mankalr@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To	The Board of Directors and Shareholders
Pineapple Express Cannabis Company
10351 Santa Monica Blvd. Suite 420
Los Angeles, CA 90025

Opinion on the financial statements

We audited the accompanying balance sheets of Pineapple Express Cannabis Company (“the Company”) as of January 31, 2023 and 2022 and the related statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $544,350 for the year ended January 31, 2023. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Related party transactions.

As discussed in Note 4 to the financial statement, the Company has borrowed from related parties $546,650 as of the date of January 31, 2023. The procedure performed to address the matter included: obtaining confirmation from related party.

We have served as the Company’s auditor since 2021.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

May 24, 2023

PINEAPPLE EXPRESS CANNABIS COMPANY

BALANCE SHEET

As of January 31, 2023

(Audited)

	January 31, 2023	January 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$-	5,269
Prepaid expenses	-	-
Total Current Assets	-	5,269

Fixed Assets
Equipment, software, leasehold improvement, net	$2,300	12,940
Total Fixed Assets	2,300	12,940

Total Assets	$2,300	18,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$1,306	4,599
Related party loan	45,344	72,515
Deposit for Stock Purchase	500,000	-
Total Current Liabilities	546,650	77,114

Total Liabilities	$546,650	77,114

Commitments and Contingencies		-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 19,004,550 and 3,734,550 shares issued and outstanding	19,005	3,735
Additional paid in capital	19,641	17,756
Retained earnings (accumulated deficit)	(582,996)	(80,396)
Total Stockholders’ Deficit	(544,350)	(58,905)

Total Liabilities and Stockholders’ Equity	$2,300	18,209

See accompanying notes, which are an integral part of these financial statements

PINEAPPLE EXPRESS CANNABIS COMPANY

STATEMENTS OF OPERATIONS

Years ended January 31, 2023 and January 31, 2022

(Audited)

	Year ended January 31, 2023	Year ended January 31, 2022

REVENUES	$5,385	7,750
Cost of Goods Sold	-	-
Gross Profit	5,385	7,750

OPERATING EXPENSES
General and Administrative Expenses	(21,704)	(53,883)
TOTAL OPERATING EXPENSES	(21,704)	(53,833)

Operating loss	(16,319)	(46,083)

Other Income (Expense)

Income (loss) from equity-method investment	(18,000)	-
Loss on disposal of fixed assets	(10,124)	-
Total Other Expense	(28,124)	-

Loss from operations before taxes	(44,443)	-

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(44,443)	(46,083)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	19,004,550	3,734,550

See accompanying notes, which are an integral part of these financial statements

PINEAPPLE EXPRESS CANNABIS COMPANY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As of January 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 31, 2021	3,580,000	$3,580	$14,820	$(34,313)	$(15,913)

Issuance of common stock	154,550	155	2,936	-	3,091

Net loss for the year ended January 31, 2022	-	-	-	(46,083)	(46,083)

Balance, January 31, 2022	3,734,550	$3,735	$17,756	$(80,396)	$(58,905)

Retirement of common stock	(2,800,000)	(2,800)	-	(458,157)	(460,957)

Issuance of common stock	18,070,000	18,070	1,885	-	19,955

Net loss for the year ended January 31, 2023	-	-	-	(44,443)	(44,443)

Balance, January 31, 2023	19,004,550	$19,005	$19,641	$(582,996)	$(544,350)

See accompanying notes, which are an integral part of these financial statements

PINEAPPLE EXPRESS CANNABIS COMPANY

STATEMENTS OF CASH FLOWS

Years ended January 31, 2023 and January 31, 2022

(Audited)

	Year ended January 31, 2023	Year ended January 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	(44,443)	$(46,083)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	2,816	13,140
Change in prepaid expenses	-	2,696
Change in accounts payable	(3,293)	4,599
Loss (income) from equity-method investment	18,000	-
Stock-based compensation	70	-
Loss on disposal of equipment	10,124	-
CASH FLOWS FROM OPERATING ACTIVITIES	(16,726)	(25,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	11,872	24,280
Capital Stock	-	3,091
Loss of cash account in reverse merger transaction	(415)	-
CASH FLOWS FROM FINANCING ACTIVITIES	11,457	27,371

NET CHANGE IN CASH	(5,269)	1,723

Cash, beginning of period	5,269	3,546

Cash, end of period	-	$5,269

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

PINEAPPLE EXPRESS CANNABIS COMPANY

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2023

(Audited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Pineapple Express Cannabis Company FKA Minaro Corp. is based in Los Angeles, California. The Company’s operating subsidiary, Ananas Growth Ventures, serves as an incubator, helping early-stage ventures and startups in the cannabis sector through funding, mentoring, and training. The Company is engaged in legal cannabis retail under the brand name of Pineapple Express though its 50% owned asset, Pineapple Consolidated Inc. (pineappleconsolidated.com) which runs a cannabis delivery service, Pineapple Express, via www.PineappleExpress.com. Pineapple Consolidated also owns and manages retail cannabis ventures under the Pineapple Express name, and seeks to become the leading portfolio management company in the U.S. cannabis industry. With its headquarters in Los Angeles, California, Pineapple Express is rapidly increasing its footprint throughout the state and looking to scale into underdeveloped markets.

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

Equipment

Equipment is stated at cost, net of accumulated depreciation. The cost of equipment and software is depreciated using the straight-line method over one and five years and the cost of leasehold improvement is depreciated using the straight-line method over one year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment’s useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the year ended January 31, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

PINEAPPLE EXPRESS CANNABIS COMPANY

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2023

(Audited)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the year ended January 31, 2023, the Company has generated $5,385 revenue.

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

Note 4 – RELATED PARTY TRANSACTIONS

The Company owes $40,904 to its related party equity method investee, PCI, as of January 31, 2023. This loan is unsecured, non-interest bearing and due on demand.

Note 5 – COMMITMENTS AND CONTINGENCIES

The Company currently subleases office space at 10351 Santa Monica Blvd. #420, Los Angeles, CA 90025 through its 50% owned asset PCI. The lease contract is on a month-to-month basis while the Company looks for a more permanent office location.

PINEAPPLE EXPRESS CANNABIS COMPANY

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2022

(Audited)

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2023, the Company had net operating loss carry forwards of approximately $80,396 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The valuation allowance at January 31, 2023 was approximately $16,883. The net change in valuation allowance during the year ended January 31, 2023 was $9,678. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2023. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of January 31, 2022	As of January 31, 2021
Non-current deferred tax assets:
Net operating loss carry forward	$(16,757)	(7,205)
Valuation allowance	$16,757	7,205
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended January 31, 2022 as follows:

	For the year ended January 31, 2022	For the year ended January 31, 2021
Computed “expected” tax expense (benefit)	$(9,552)	(4,096)
Change in valuation allowance	$9,552	4,096
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2023, through April 31, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuances.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2023 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of January 31, 2023, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at January 31, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2023 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was a change in the Company’s internal control over financial reporting during the annual period covered by this report by virtue of the management and control change occurring on December 18, 2022. However, that has not materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Matthew Feinstein, 10351 Santa Monica Blvd. #420, LA CA 90025	54	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

ADD MATT BIO and relation to company

During the past ten years, Matthew Feinstein has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Matthew Feinstein was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Feinstein’s involvement in any type of business, securities or banking activities.
4.	Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
6.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until her respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues.

DIRECTOR INDEPENDENCE

Mr. Feinstein does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to Matthew Feinstein that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us regarding our director’s business and personal activities and relationships as they may relate to us and our management.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of January 31, 2023 and 2022:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Matthew Feinstein,	January 31, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President and Treasurer	January 31, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Matthew Feinstein currently devotes all his time needed for planning and organizing activities to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There is no annuity, pension or retirement benefit proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of January 31, 2022 and 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Matthew Feinstein	0	0	0	0	0	0	0

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Matthew Feinstein	15,000,000 shares of common stock (direct)	74.97%
Common Stock	Shawn Credle	1,000,000 shares of common stock (direct)	5.1%
Common Stock	Marco Rullo	1,000,000 shares of common stock (direct)	5.1%
Common Stock	Joshua Eisenberg	1,000,000 shares of common stock (direct)	5.1%

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

Item 13. Certain Relationships and Related Transactions

Matthew Feinstein is our officer, director, control person and promoter and he shall receive no compensation for the placement of any offerings from the Company.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2023, we incurred approximately $15,500 in fees to our principal independent accountants for professional services rendered for the reviews of our financial statements for the quarters ended April 30, 2022, July 31, 2022 and October 31, 2022.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

2.1	Share Exchange Agreement, dated as of December 18, 2022, among the Company, Pineapple Consolidated, Inc. and the stockholders of Consolidated, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2023).

2.2	Resignation, Separation and Release Agreement dated December 18, 2022 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2023).

3.1(i)	Restated Articles of Incorporation as filed with the State of Nevada on January 5, 2023 (incorporated by reference to Exhibit 3.1(i) to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2023).

10.1	Promissory Note, dated December 18, 2022, from the Company to PCI (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Los Angeles on May 23, 2023.

PINEAPPLE EXPRESS CANNABIS COMPANY

By:	/s/ Matthew Feinstein
Name:	Matthew Feinstein
Title:	President
(Principal Executive, Financial and Accounting Officer)

