Form 10-Q
period 2023-04-30
PINEAPPLE EXPRESS CANNABIS Co
filed 2023-06-22
CIK 1710495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 333-223963

PINEAPPLE EXPRESS CANNABIS COMPANY

(Exact name of registrant as specified in its charter)

Nevada	36-4864568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10351 Santa Monica Blvd., Suite 420 Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

(888) 245-5703

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 22, 2023, there were 20,344,550 shares of common stock, par value $0.001, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. When used in this quarterly report, the words “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “foresees,” “seeks,” “likely,” “may,” “might,” “will,” “should,” “goal,” “target” or “intends” and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this Quarterly Report.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties are discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the Securities and Exchange Commission on May 24, 2023, as the same may be updated from time to time.

All forward-looking statements attributable to us in this Quarterly Report apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

BALANCE SHEET

	April 30, 2023 (Unaudited)	January 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Prepaid expenses	-	-
Total Current Assets	-	-

Other Assets
50% investment in subsidiary	209,300	-
Due from related party	112,960	-
Total Other Assets	322,260

Fixed Assets
Equipment, software, leasehold improvement, net	2,185	2,300
Total Fixed Assets	2,185	2,300

Total Assets	$324,445	$2,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$19,200	$1,306
Related party loan	-	45,344
Deposit for stock purchase	-	500,000
Total Current Liabilities	19,200	546,650

Total Liabilities	$19,200	$546,650

Commitments and Contingencies		-

Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 20,344,550 and 19,004,550 shares issued and outstanding, respectively	20,345	19,005
Additional paid-in capital	688,302	19,641
Accumulated Deficit)	(403,402)	(582,996)
Total Stockholders’ Equity (Deficit)	305,245	(544,350)

Total Liabilities and Stockholders’ Equity (Deficit)	$324,445	$2,300

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

STATEMENTS OF OPERATIONS

Three months ended April 30, 2023 and April 30, 2022

(Unaudited)

	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022

REVENUES	$-	$4,650
Cost of goods sold	-	-
Gross Profit	-	4,650

OPERATING EXPENSES
General and administrative expenses	(29,706)	(10,277)
TOTAL OPERATING EXPENSES	(29,706)	(10,277)

Operating loss	(29,706)	(5,627)

Other Income
Income from equity-method investment	209,300	-
Total Other Income	209,300	-

Income from operations before taxes	179,594	-

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$179,594	$(5,627)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	20,344,550	3,734,550

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended April 30, 2023 and April 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 31, 2022	3,734,550	$3,735	$17,756	$(80,396)	$(58,905)

Net loss for the three months ended April 30, 2022	-	-	-	(5,627)	(5,627)

Balance, April 30, 2022	3,734,550	$3,735	$17,756	$(86,203)	$(64,532)

Balance, January 31, 2023	19,004,550	$19,005	$19,641	$(582,996)	$(544,350)

Issuance of common stock	1,340,000	1,340	668,661	-	670,001

Net income for the three months ended April 30, 2023	-	-	-	179,594	179,594

Balance, April 30, 2023	20,344,550	$20,345	$688,302	$(403,402)	$305,245

See accompanying notes, which are an integral part of these financial statements

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

STATEMENTS OF CASH FLOWS

Three months ended April 30, 2023 and April 30, 2022

(Unaudited)

	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$179,594	$(5,627)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	115	938
Change in prepaid expenses	-	-
Change in accounts payable	17,894	4,326
Income from equity-method investment	(209,300)	-
Stock-based compensation	-	-
Loss on disposal of equipment	-	-
CASH FLOWS FROM OPERATING ACTIVITIES	(11,697)	(9,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	11,697	4,098
Capital stock	-	-
Loss of cash account in reverse merger transaction	-	-
CASH FLOWS FROM FINANCING ACTIVITIES	11,697	4,098

NET CHANGE IN CASH	-	(4,917)

Cash, beginning of period	-	5,269

Cash, end of period	-	$352

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2023

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Pineapple Express Cannabis Company (f/k/a Minaro Corp.) is based in Los Angeles, California. The Company’s wholly owned operating subsidiary, Ananas Growth Ventures, serves as an incubator, helping early-stage ventures and startups in the cannabis sector through funding, mentoring, and training. The Company is also engaged in legal cannabis retail through its 50% owned equity method investee, Pineapple Consolidated Inc. (“PCI”). PCI runs Pineapple Express, a cannabis retailer and owns and manages retail cannabis ventures. PCI seeks to become a leading portfolio management company in the U.S. cannabis industry. With its headquarters in Los Angeles, Pineapple Express is rapidly increasing its footprint throughout California and is looking to scale into underdeveloped markets.

PCI has executed management contracts for 10% revenue sharing with eight entities in which it holds an equity interest through its wholly owned subsidiary, PNPL Holdings, Inc. Those entities are shown below:

●	PNPLXpress X, Inc. (“Van Nuys Dispensary”): 29% as of April 30, 2023 (dispensary and delivery).
●	Goldstar Industrees (“Northridge Dispensary”): 49% as of April 30, 2023 (dispensary and delivery).
●	PNPLXpress, Inc. (“Hollywood Dispensary”): 10% equity interest as of April 30, 2023 (dispensary and delivery).
●	PNPLXpress II, Inc. (“Northeast LA Dispensary”): 49% interest as of April 30, 2023 (dispensary and delivery).
●	Pineapple Equities, Inc. (“Beverly Grove Dispensary”): 39% equity interest as of April 30, 2023 (dispensary and delivery).
●	5660 W. Pico & Hope (Mid-Wilshire Dispensary): 49% equity interest as of April 30, 2023 (dispensary and delivery).
●	2378 Westwood Partners (Westwood Dispensary): 49% equity interest as of April 30, 2023 (dispensary and delivery).
●	Pineapple Venice, Inc. (Venice Dispensary): 49% equity interest as of April 30, 2023 (dispensary and delivery).

Note 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

Equipment

Equipment is stated at cost, net of accumulated depreciation. The cost of equipment and software is depreciated using the straight-line method over one and five years and the cost of leasehold improvement is depreciated using the straight-line method over one year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment’s useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended April 30, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”. ASC 606 was adopted on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: (a) revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; (b) contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; (c) performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; and (d) significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the three months ended April 30, 2023, the Company did not generate any revenues.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

Note 4 – RELATED PARTY TRANSACTIONS

The Company is owed $112,960 from its related party equity method investee, Pineapple Consolidated, Inc. (“PCI”), as of April 30, 2023. This loan is unsecured, non-interest bearing and due on demand.

Note 5 – COMMITMENTS AND CONTINGENCIES

The Company currently subleases office space at 10351 Santa Monica Blvd. #420, Los Angeles, CA 90025 through PCI, the Company’s 50% owned equity method investee. The monthly rent is waived and the lease is on a month-to-month basis while the Company looks for a more permanent office location.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2023, through June 22, 2023, and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Pineapple Express Cannabis Company (f/k/a Minaro Corp.) and its subsidiaries (together, the “Company” or “Pineapple Express Cannabis”) should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors section of our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2023, as the same may be updated from time to time. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are based in Los Angeles, California. Our wholly owned operating subsidiary, Ananas Growth Ventures, serves as an incubator, helping early-stage ventures and startups in the cannabis sector through funding, mentoring, and training. We are also engaged in legal cannabis retail through our 50% owned equity method investee, Pineapple Consolidated Inc. (“PCI”). PCI runs Pineapple Express, a cannabis retailer, and owns and manages retail cannabis ventures. PCI seeks to become a leading portfolio management company in the U.S. cannabis industry. With its headquarters in Los Angeles, Pineapple Express is rapidly increasing its footprint throughout California and is looking to scale into underdeveloped markets.

PCI has executed management contracts for 10% revenue sharing with eight entities in which it holds an equity interest through its wholly owned subsidiary, PNPL Holdings, Inc. Those entities are shown below:

●	PNPLXpress X, Inc. (“Van Nuys Dispensary”): 29% as of April 30, 2023 (dispensary and delivery).
●	Goldstar Industrees (“Northridge Dispensary”): 49% as of April 30, 2023 (dispensary and delivery).
●	PNPLXpress, Inc. (“Hollywood Dispensary”): 10% equity interest as of April 30, 2023 (dispensary and delivery).
●	PNPLXpress II, Inc (“Northeast LA Dispensary”): 49% interest as of April 30, 2023 (dispensary and delivery).
●	Pineapple Equities, Inc (“Beverly Grove Dispensary”): 39% equity interest as of April 30, 2023 (dispensary and delivery).
●	5660 W. Pico & Hope (Mid-Wilshire Dispensary): 49% equity interest as of April 30, 2023 (dispensary and delivery).
●	2378 Westwood Partners (Westwood Dispensary): 49% equity interest as of April 30, 2023 (dispensary and delivery).
●	Pineapple Venice, Inc. (Venice Dispensary): 49% equity interest as of April 30, 2023 (dispensary and delivery).

Recent Developments

On December 18, 2022, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Yulia Lazaridou, our then-majority stockholder, PCI, and the PCI stockholders (collectively, the “PCI Stockholders”). Pursuant to the terms of the Exchange Agreement, the PCI Stockholders exchanged an aggregate of 50,000 shares of PCI common stock, representing 50% of the outstanding PCI common stock, for 18,000,000 shares of our common stock.

In addition, on December 18, 2022, in a transaction related to and a condition to the Exchange, Ms. Lazaridou and the Company entered into that certain Resignation, Separation and Release Agreement (the “Resignation Agreement”), pursuant to which (i) we redeemed 2,800,000 shares of Company common stock owned by Ms. Lazaridou (the “Lazaridou Shares”) in exchange for a payment by us of $540,904; and (b) Ms. Lazaridou resigned as our sole director and officer, effective as of December 21, 2022.

In order to fund the payment for the Lazaridou Shares, contemporaneous with the Exchange, on December 18, 2022, PCI loaned $540,904 to us. The loan (the “PCI Loan”) matures on June 30, 2023 and earns interest at an annual rate of 1%.

In addition, on December 18, 2022, Ms. Lazaridou, as sole director and majority stockholder, (i) elected Matthew Feinstein as sole director of the Company; (ii) appointed Mr. Feinstein as Chief Executive Officer, President, Chairman of the Board and Interim Chief Financial Officer of the Company; (iii) accepted Ms. Lazaridou’s resignation; (iv) approved the Exchange Agreement; and (v) approved the Resignation Agreement.

As a result of the above-described transactions, the Company is 50% owned by the PCI Stockholders and PCI is 50% owned by the Company.

On December 30, 2022, we notified Financial Industry Regulatory Authority (“FINRA”) of our intent to change our corporate name from “Minaro Corp.” to “Pineapple Express Cannabis Company” and to change our trading symbol. These corporate actions are subject to FINRA review and clearance.

On January 5, 2023, we filed Restated Articles of Incorporation (the “Restated Articles”) with the State of Nevada. The Restated Articles had the effect of (i) changing our corporate name to “Pineapple Express Cannabis Company”; and (ii) creating a class of 10,000,000 authorized shares of preferred stock. Until FINRA clears our name change and symbol change, our corporate name and trading symbol will remain “Minaro Corp.” and MNAO, respectively, for trading purposes.

Results of Operations

Three Months Ended April 30, 2023 Compared to Three Months Ended April 30, 2022

Revenues

For the three months ended April 30, 2023 and 2022, the Company generated revenues of $0 and $4,650, respectively. The decrease was primarily due to the Company being in the process of transitioning its business to the cannabis industry.

Cost of Goods Sold

For the three months ended April 30, 2023 and 2022, the cost of goods sold was $0 and $0, respectively.

Total Operating Expenses

Total operating expenses for the three months ended April 30, 2023 and 2022 were $29,706 and $10,277, respectively. The increase was primarily due to an increase in legal fees and audit fees, partly due to the sale of the Company and the acquisition of PCI by the Company. Operating expenses for the three months ended April 30, 2023 consisted of bank charges of $0; depreciation expense of $115; legal fees of $16,022; audit fees of $12,500; consulting fees of $0; and professional fees of $1,069. Operating expenses for the three months ended April 30, 2022 consisted of bank charges of $62; depreciation expense of $939; legal fees of $0; audit fees of $3,000; consulting fees of $0; and professional fees of $6,276.

Net Income (Loss)

Net income (loss) for the three months ended April 30, 2023 and 2022 was $179,708 and ($5,627), respectively. The increase in net income was primarily due to recognition of gain from the PCI subsidiary using the equity-investment method.

Liquidity and Capital Resources

As of April 30, 2023, the Company had cash of $0 and an accumulated deficit of $403,402. To date, we have financed our operations primarily through the issuance of debt and equity sourced capital.

The following table sets forth a summary of our cash flows for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
	2023	2022
Net cash used in operating activities	$(11,697)	$(9,015)
Net cash provided by investing activities	11,697	-
Net cash provided by financing activities	-	4,098
Net decrease in cash	-	(4,917)
Cash, beginning of period	-	5,269
Cash, end of period	$-	$352

Since inception, we have financed our cash flow requirements primarily through issuance of common stock and debt financing. As we expand our activities, we may continue to experience net negative cash flows from operations. We anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. There can be no assurance that we will be able to obtain financing on commercially acceptable terms, if at all.

We anticipate that we will incur operating losses in the next 12 months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. Based upon his evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of April 30, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in ordinary routine litigation typical for companies engaged in our line of business. As of the date of this Quarterly Report on Form 10-Q, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company that we believe would be likely, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2023, the Company issued unregistered equity securities as follows:

●	The Company issued 1,340,000 shares of common stock for an aggregate purchase price of $670,000 (equal to a per share purchase price of $0.50).

The above securities issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Regulation D and Section 4(a)(2), as applicable under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K promulgated under the Exchange Act.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE EXPRESS CANNABIS COMPANY

Date: June 22, 2023	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Executive Officer, President and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

