Form 10-Q/A
period 2023-04-30
PINEAPPLE EXPRESS CANNABIS Co
filed 2023-06-26
CIK 1710495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Pineapple Express Cannabis Company. for the quarterly period ended April 30, 2023, filed with the Securities and Exchange Commission on June 22, 2023, is to correct certain typographical errors including (i) correcting in the table of contents that the lookback period of January 31, 2023 was audited; and (ii) correcting a few typographical errors in the language of the financial statements (but not amending any of the numbers).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

STATEMENTS OF OPERATIONS

Three months ended April 30, 2023 and April 30, 2022

(Unaudited)

	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022

REVENUES	$-	$4,650
Cost of goods sold	-	-
Gross Profit	-	4,650

OPERATING EXPENSES
General and administrative expenses	(29,706)	(10,277)
TOTAL OPERATING EXPENSES	(29,706)	(10,277)

Operating loss	(29,706)	(5,627)

Other Income
Income from equity-method investment	209,300	-
Total Other Income	209,300	-

Income (loss) from operations before taxes	179,594	(5,627)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$179,594	$(5,627)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	20,344,550	3,734,550

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

PINEAPPLE EXPRESS CANNABIS COMPANY

Date: June 26, 2023	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Executive Officer, President and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

