Form 10-Q
period 2023-07-31
PINEAPPLE EXPRESS CANNABIS Co
filed 2023-09-28
CIK 1710495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 333-223963

PINEAPPLE EXPRESS CANNABIS COMPANY

(Exact name of registrant as specified in its charter)

Nevada	36-4864568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12301 Wilshire Blvd Ste 302, Los Angeles, CA 90025	90025
(Address of principal executive offices)	(Zip Code)

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

As of September 26, 2023, there were 20,344,550 shares of common stock, par value $0.001, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

BALANCE SHEET

(Unaudited)

	July 31, 2023 (Unaudited)	January 31, 2023 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Prepaid expenses	-	-
Total Current Assets	-	-

Other Assets
Investment in subsidiary	842,460	-
Due from related party	90,298	-
Total Other Assets	932,758	-

Fixed Assets
Equipment, software, leasehold improvement, net	2,070	2,300
Total Fixed Assets	2,070	2,300

Total Assets	$934,828	$2,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$15,670	$1,306
Related party loan	-	45,344
Deposit for stock purchase	-	500,000
Total Current Liabilities	15,670	546,650

Total Liabilities	$15,670	$546,650

Commitments and Contingencies		-

Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 20,344,550 and 19,004,550 shares issued and outstanding, respectively	20,345	19,005
Additional paid-in capital	688,302	19,641
Retained Earnings / (Accumulated Deficit)	210,511	(582,996)
Total Stockholders’ Equity (Deficit)	919,158	(544,350)

Total Liabilities and Stockholders’ Equity (Deficit)	$934,828	$2,300

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

Three and six months ended July 31, 2023 and July 31, 2022

(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2023	2022	2023	2022

REVENUES	$-	$-	$-	$4,650
Cost of goods sold	-	-	-	-
Gross Profit	-	-	-	4,650

OPERATING EXPENSES
General and administrative expenses	(19,247)	(1,360)	(48,953)	(11,637)
TOTAL OPERATING EXPENSES	(19,247)	(1,360)	(48,953)	(11,637)

Operating loss	(19,247)	(1,360)	(48,953)	(6,987)

Other Income
Income from equity-method investment	633,160	-	842,460	-
Total Other Income	633,160	-	842,460	-

Income (loss) from operations before taxes	613,913	(1,360)	793,507	(6,987)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	613,913	(1,360)	793,507	(6,987)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	0.03	(0.00)	0.04	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	20,344,550	3,734,550	20,344,550	3,734,550

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and six months ended July 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)

Balance, January 31, 2022	3,734,550	$3,735	$17,756	$(80,396)	$(58,905)

Net loss for the six months ended July 31, 2022	-	-	-	(6,987)	(6,987)

Balance, July 31, 2022	3,734,550	$3,735	$17,756	$(87,383)	$(65,892)

Balance, January 31, 2023	19,004,550	$19,005	$19,641	$(582,996)	$(544,350)

Issuance of common stock	1,340,000	1,340	668,661	-	670,001

Net income for the six months ended July 31, 2023	-	-	-	793,507	793,507

Balance, July 31, 2023	20,344,550	$20,345	$688,302	$210,511	$919,158

Balance, April 30, 2022	3,734,550	$3,735	$17,756	$(86,023)	$(64,532)

Net loss for the three months ended July 31, 2022				(1,360)	(1,360)

Balance, July 31, 2022	3,734,550	$3,735	17,756	(87,383)	(65,892)

Balance, April 30, 2023	20,344,550	$20,345	688,302	$(403,402)	$305,245

Net gain for the three months ended July 31, 2023				613,913	613,913

Balance, July 31, 2023	20,344,550	20,345	688,302	210,511	919,158

See accompanying notes, which are an integral part of these financial statements

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

Six months ended July 31, 2023 and 2022

(Unaudited)

	Six Months Ended July 31, 2023	Six Months Ended July 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$793,507	$(6,987)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	230	1,877
Change in prepaid expenses	-	-
Change in accounts payable	14,365	(4,445)
Income from equity-method investment	(842,460)	-
CASH FLOWS FROM OPERATING ACTIVITIES	(34,358)	(9,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	34,358	4,333
CASH FLOWS FROM FINANCING ACTIVITIES	34,358	4,333

NET CHANGE IN CASH	-	(5,222)

Cash, beginning of period	-	5,269

Cash, end of period	-	$47

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2023

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Pineapple Express Cannabis Company is based in Los Angeles, California. The Company’s wholly owned operating subsidiary, Ananas Growth Ventures, serves as an incubator, helping early-stage ventures and startups in the cannabis sector through funding, mentoring, and training. The Company is also engaged in legal cannabis retail through its 50% owned equity method investee, Pineapple Consolidated Inc. (“PCI”). PCI runs Pineapple Express, a cannabis retailer and owns and manages retail cannabis ventures. PCI seeks to become a leading portfolio management company in the U.S. cannabis industry. With its headquarters in Los Angeles, Pineapple Express is rapidly increasing its footprint throughout California and is looking to scale into underdeveloped markets.

PCI has executed management contracts for 10% revenue sharing with eight entities in which it holds an equity interest through its wholly owned subsidiary, PNPL Holdings, Inc. Those entities are shown below:

●	PNPLXpress X, Inc. (“Van Nuys Dispensary”): 10% as of July 31, 2023 (dispensary and delivery).
●	Goldstar Industrees (“Northridge Dispensary”): 39% as of July 31, 2023 (dispensary and delivery).
●	PNPLXpress, Inc. (“Hollywood Dispensary”): 10% equity interest as of July 31, 2023 (dispensary and delivery).
●	PNPLXpress II, Inc. (“Northeast LA Dispensary”): 49% interest as of July 31, 2023 (dispensary and delivery).
●	Pineapple Equities, Inc. (“Beverly Grove Dispensary”): 24% equity interest as of July 31, 2023 (dispensary and delivery).
●	5660 W. Pico & Hope (Mid-Wilshire Dispensary): 49% equity interest as of July 31, 2023 (dispensary and delivery).
●	2378 Westwood Partners (Westwood Dispensary): 49% equity interest as of July 31, 2023 (dispensary and delivery).
●	19841 Ventura & Hope (Woodland Hills Dispensary): 49% equity interest as of July 31, 2023 (dispensary and delivery).
●	1485 W. Sunset & Hope (Echo Park Dispensary): 29% equity interest as of July 31, 2023 (dispensary and delivery).

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of July 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended July 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the period ended January 31, 2023 filed with the SEC on May 24, 2023.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Principles of Consolidation

These unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2023

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended July 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”. ASC 606 was adopted on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: (a) revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; (b) contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; (c) performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; and (d) significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the six months ended July 31, 2023, the Company did not generate any revenues.

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

Note 3 – RELATED PARTY TRANSACTIONS

The Company is owed $90,298 from its related party equity method investee, Pineapple Consolidated, Inc. (“PCI”), as of July 31, 2023. This loan is unsecured, non-interest bearing and due on demand.

Note 4 – COMMITMENTS AND CONTINGENCIES

The Company currently subleases office space at 12301 Wilshire Blvd. #302, Los Angeles, CA 90025 through PCI, the Company’s 50% owned equity method investee. The monthly rent is waived and the lease is on a month-to-month basis while the Company looks for a more permanent office location.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 5 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to July 31, 2023, through Sep 25, 2023, and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Pineapple Express Cannabis Company and its subsidiaries (together, the “Company” or “Pineapple Express Cannabis”) should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors section of our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2023, as the same may be updated from time to time. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

PCI has executed management contracts for 10% revenue sharing with eight entities in which it holds an equity interest through its wholly owned subsidiary, PNPL Holdings, Inc. Those entities are shown below:

●	PNPLXpress X, Inc. (“Van Nuys Dispensary”): 10% as of July 31, 2023 (dispensary and delivery).
●	Goldstar Industrees (“Northridge Dispensary”): 39% as of July 31, 2023 (dispensary and delivery).
●	PNPLXpress, Inc. (“Hollywood Dispensary”): 10% equity interest as of July 31, 2023 (dispensary and delivery).
●	PNPLXpress II, Inc. (“Northeast LA Dispensary”): 49% interest as of July 31, 2023 (dispensary and delivery).
●	Pineapple Equities, Inc. (“Beverly Grove Dispensary”): 24% equity interest as of July 31, 2023 (dispensary and delivery).
●	5660 W. Pico & Hope (Mid-Wilshire Dispensary): 49% equity interest as of July 31, 2023 (dispensary and delivery).
●	2378 Westwood Partners (Westwood Dispensary): 49% equity interest as of July 31, 2023 (dispensary and delivery).
●	19841 Ventura & Hope (Woodland Hills Dispensary): 49% equity interest as of July 31, 2023 (dispensary and delivery).
●	1485 W. Sunset & Hope (Echo Park Dispensary): 29% equity interest as of July 31, 2023 (dispensary and delivery).

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

On December 30, 2022, we notified Financial Industry Regulatory Authority (“FINRA”) of our intent to change our corporate name from “Minaro Corp.” to “Pineapple Express Cannabis Company” and to change our trading symbol to PNXP. These corporate actions were subject to FINRA review and clearance which was received during this reporting period.

On January 5, 2023, we filed Restated Articles of Incorporation (the “Restated Articles”) with the State of Nevada. The Restated Articles had the effect of (i) changing our corporate name to “Pineapple Express Cannabis Company”; and (ii) creating a class of 10,000,000 authorized shares of preferred stock.

Results of Operations

Three Months Ended July 31, 2023 Compared to Three Months Ended July 31, 2022

Revenues

For the three months ended July 31, 2023 and 2022, the Company generated revenues of $0 and $0, respectively. No change has been noted from the respective periods.

Cost of Goods Sold

For the three months ended July 31, 2023 and 2022, the cost of goods sold was $0 and $0, respectively.

Total Operating Expenses

Total operating expenses for the three months ended July 31, 2023 and 2022 were $19,247 and $1,360, respectively. The increase was primarily due to an increase in legal fees and audit fees, partly due to the sale of the Company and the acquisition of PCI by the Company. Operating expenses for the three months ended July 31, 2023 consisted of depreciation expense of $115; legal fees of $10,359; audit fees of $2,000; and professional fees of $6,773. Operating expenses for the three months ended July 31, 2022 consisted of bank charges of $32; depreciation expense of $938; professional fees of $235; and other expenses of $155.

Net Income (Loss)

Net income (loss) for the three months ended July 31, 2023 and 2022 was $613,913 and ($1,360) respectively. The increase in net income was primarily due to recognition of gain from the PCI subsidiary using the equity-investment method.

Six Months Ended July 31, 2023 Compared to Six Months Ended July 31, 2022

Revenues

For the six months ended July 31, 2023 and 2022, the Company generated revenues of $0 and $4,560, respectively. The decrease in revenue is due to the company’s transition from focusing on architectural design services to a focus on the cannabis industry.

Cost of Goods Sold

For the six months ended July 31, 2023 and 2022, the cost of goods sold was $0 and $0, respectively.

Total Operating Expenses

Total operating expenses for the six months ended July 31, 2023 and 2022 were $48,953 and $11,637, respectively. The increase was primarily due to an increase in legal fees and audit fees, largely due to the sale of the Company and subsequent acquisition of PCI by the Company. Operating expenses for the six months ended July 31, 2023, consisted of depreciation expense of $230; legal fees of $26,381; audit fees of $14,500; and professional fees of $7,842. Operating expenses for the six months ended July 31, 2022 consisted of bank charges of $99; depreciation expense of $1,712; professional fees of $9,661; and other expenses of $165.

Net Income (Loss)

Net income (loss) for the six months ended July 31, 2023 and 2022 was $613,913 and ($6,987) respectively. The increase in net income was primarily due to recognition of gain from the PCI subsidiary using the equity-investment method.

Liquidity and Capital Resources

As of July 31, 2023, the Company had cash of $0 and retained earnings of $211,511. To date, we have financed our operations primarily through the issuance of debt and equity sourced capital.

The following table sets forth a summary of our cash flows for the six months ended July 31, 2023 and 2022:

	Six Months Ended July 31,
	2023	2022
Net cash used in operating activities	$(34,358)	$(9,555)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	34,358	4,333
Net decrease in cash	-	(5,222)
Cash, beginning of period	-	5,269
Cash, end of period	$-	$47

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023. Based upon his evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of July 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were deemed effective.

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

Changes in Internal Control over Financial Reporting

During the six months ended July 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended July 31, 2023, the Company issued unregistered equity securities as follows:

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

PINEAPPLE EXPRESS CANNABIS COMPANY

Date: September 28, 2023	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Executive Officer, President and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

