Form 10-Q
period 2023-10-31
PINEAPPLE EXPRESS CANNABIS Co
filed 2023-12-29
CIK 1710495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of December 20, 2023, there were 20,344,550 shares of common stock, par value $0.001, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

BALANCE SHEET

(Unaudited)

	October 31, 2023 (Unaudited)	January 31, 2023 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Prepaid expenses	-	-
Total Current Assets	-	-

Other Current Assets
Due from related party	88,298	-
Total Other Current Assets	88,298	-

Fixed Assets
Equipment, software, leasehold improvement, net	1,955	2,300
Total Fixed Assets	1,955	2,300
Other Assets
Investment in subsidiary	985,737	-
Total Other Assets	985,737	-

Total Assets	$1,075,989	$2,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$15,669	$1,306
Related party loan	-	45,344
Deposit for stock purchase	-	500,000
Total Current Liabilities	15,669	546,650

Total Liabilities	$15,669	$546,650

Commitments and Contingencies		-

Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 20,344,550 and 19,004,550 shares issued and outstanding, respectively	20,345	19,005
Additional paid-in capital	688,302	19,641
Retained Earnings / (Accumulated Deficit)	351,673	(582,996)
Total Stockholders’ Equity (Deficit)	1,060,320	(544,350)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,075,989	$2,300

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

Three and nine months ended October 31, 2023 and October 31, 2022

(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022

REVENUES	$-	$735	$-	$5,385
Cost of goods sold	-	-	-	-
Gross Profit	-	735	-	5,385

OPERATING EXPENSES
General and administrative expenses	(2,115)	(4,504)	(51,068)	(16,141)
TOTAL OPERATING EXPENSES	(2,115)	(4,504)	(51,068)	(16,141)

Operating loss	(2,115)	(3,769)	(51,068)	(10,756)

Other Income
Income from equity-method investment	143,276	-	985,737	-
Total Other Income	143,275	-	985,737	-

Income (loss) from operations before taxes	143,276	(3,769)	934,669	(10,756)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	141,161	(3,769)	934,669	(10,756)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	0.03	(0.00)	0.04	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	20,344,550	3,734,550	20,344,550	3,734,550

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and nine months ended October 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)

Balance, January 31, 2022	3,734,550	$3,735	$17,756	$(80,396)	$(58,905)

Net loss for the nine months ended October 31, 2022	-	-	-	(10,756)	(10,756)

Balance, October 31, 2022	3,734,550	$3,735	$17,756	$(91,152)	$(69,661)

Balance, January 31, 2023	19,004,550	$19,005	$19,641	$(582,996)	$(544,350)

Issuance of common stock	1,340,000	1,340	668,661	-	670,001

Net income for the nine months ended October 31, 2023	-	-	-	934,669	934,669

Balance, October 31, 2023	20,344,550	$20,345	$688,302	$351,673	$1,060,320

Balance, July 31, 2022	3,734,550	$3,735	$17,756	$(87,383)	$(65,892)

Net loss for the three months ended October 31, 2022				(3,769)	(3,769)

Balance, October 31, 2022	3,734,550	$3,735	17,756	(91,152)	(69,661)

Balance, July 31, 2023	20,344,550	$20,345	688,302	$210,512	$919,159

Net gain for the three months ended October 31, 2023				141,161	141,161

Balance, October 31, 2023	20,344,550	20,345	688,302	351,673	1,060,320

See accompanying notes, which are an integral part of these financial statements

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

Nine months ended October 31, 2023 and 2022

(Unaudited)

	Nine Months Ended October 31, 2023	Nine Months Ended October 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$934,669	$(10,756)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	345	2,816
Change in prepaid expenses	-	-
Change in accounts payable	14,365	(4,346)
Income from equity-method investment	(985,737)	-
CASH FLOWS FROM OPERATING ACTIVITIES	(36,358)	(12,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	36,358	7,432
CASH FLOWS FROM FINANCING ACTIVITIES	36,358	7,432

NET CHANGE IN CASH	-	(4,854)

Cash, beginning of period	-	5,269

Cash, end of period	-	$415

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023

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

PCI has executed management contracts for 10% revenue sharing with nine entities in which it holds an equity interest through its wholly owned subsidiary, PNPL Holdings, Inc. Those entities are shown below:

●	PNPLXpress X, Inc. (“Van Nuys Dispensary”): 10% as of October 31, 2023 (dispensary and delivery).

●	Goldstar Industrees (“Northridge Dispensary”): 29% as of October 31, 2023 (dispensary and delivery).

●	PNPLXpress, Inc. (“Hollywood Dispensary”): 10% equity interest as of October 31, 2023 (dispensary and delivery).

●	PNPLXpress II, Inc. (“Northeast LA Dispensary”): 49% interest as of October 31, 2023 (dispensary and delivery).

●	Pineapple Equities, Inc. (“Beverly Grove Dispensary”): 24% equity interest as of October 31, 2023 (dispensary and delivery).

●	5660 W. Pico & Hope (Mid-Wilshire Dispensary): 49% equity interest as of October 31, 2023 (dispensary and delivery).

●	2378 Westwood Partners (Westwood Dispensary): 19% equity interest as of October 31, 2023 (dispensary and delivery).

●	19841 Ventura & Hope (Woodland Hills Dispensary): 49% equity interest as of October 31, 2023 (dispensary and delivery).

●	1485 W. Sunset & Hope (Echo Park Dispensary): 29% equity interest as of October 31, 2023 (dispensary and delivery).

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of October 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended October 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended October 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”. ASC 606 was adopted on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: (a) revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; (b) contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; (c) performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; and (d) significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the nine months ended October 31, 2023, the Company did not generate any revenues.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 3 – RELATED PARTY TRANSACTIONS

The Company is owed $88,298 from its related party equity method investee, Pineapple Consolidated, Inc. (“PCI”), as of October 31, 2023. This loan is unsecured, non-interest bearing and due on demand.

Note 4 – COMMITMENTS AND CONTINGENCIES

Leases

The Company currently subleases office space at 12301 Wilshire Blvd. #302, Los Angeles, CA 90025 through PCI, the Company’s 50% owned equity method investee. The monthly rent is waived and the lease is on a month-to-month basis while the Company looks for a more permanent office location.

Litigation

The Company may become a party to certain legal proceedings from time-to-time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s unaudited condensed consolidated financial position as of October 31, 2023, results of operations, cash flows or liquidity of the Company.

Note 5 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2023, through Sep 25, 2023, and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements.

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

PCI has executed management contracts for 10% revenue sharing with eight entities in which it holds an equity interest through its wholly owned subsidiary, PNPL Holdings, Inc. Those entities are shown below:

●	PNPLXpress X, Inc. (“Van Nuys Dispensary”): 10% as of October 31, 2023 (dispensary and delivery).

●	Goldstar Industrees (“Northridge Dispensary”): 29% as of October 31, 2023 (dispensary and delivery).

●	PNPLXpress, Inc. (“Hollywood Dispensary”): 10% equity interest as of October 31, 2023 (dispensary and delivery).

●	PNPLXpress II, Inc. (“Northeast LA Dispensary”): 49% interest as of October 31, 2023 (dispensary and delivery).

●	Pineapple Equities, Inc. (“Beverly Grove Dispensary”): 24% equity interest as of October 31, 2023 (dispensary and delivery).

●	5660 W. Pico & Hope (Mid-Wilshire Dispensary): 49% equity interest as of October 31, 2023 (dispensary and delivery).

●	2378 Westwood Partners (Westwood Dispensary): 19% equity interest as of October 31, 2023 (dispensary and delivery).

●	19841 Ventura & Hope (Woodland Hills Dispensary): 49% equity interest as of October 31, 2023 (dispensary and delivery).

●	1485 W. Sunset & Hope (Echo Park Dispensary): 29% equity interest as of October 31, 2023 (dispensary and delivery).

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

Results of Operations

Three Months Ended October 31, 2023 Compared to Three Months Ended October 31, 2022

Revenues

For the three months ended October 31, 2023 and three months ended October 31, 2022, the Company generated revenues of $0 and $735, respectively.

Cost of Goods Sold

For the three months ended October 31, 2023 and three months ended October 31, 2022, the cost of goods sold was $0 and $0, respectively.

Total Operating Expenses

Total operating expenses for the three months ended October 31, 2023 and three months ended October 31, 2022 were $2,115 and $4,504, respectively. Operating expenses for the three months ended October 31, 2023 consisted of depreciation expense of $115; audit fees of $1,000; and professional fees of $1,000. Operating expenses for the three months ended October 31, 2022 consisted of bank charges of $48; depreciation expense of $939; and professional fees of $517; and audit fees of $3,000.

Net Income (Loss)

Net income (loss) for the three months ended October 31, 2023 and three months ended October 31, 2022 was $141,161 and ($3,769) respectively. The increase in net income was primarily due to recognition of gain from the PCI subsidiary using the equity-investment method.

Nine Months Ended October 31, 2023 Compared to Nine Months Ended October 31, 2022

Revenues

For the nine months ended October 31, 2023 and October 31, 2022, the Company generated revenues of $0 and $5,385, respectively. The decrease in revenue is due to the company’s transition from focusing on architectural design services to a focus on the cannabis industry.

Cost of Goods Sold

For the nine months ended October 31, 2023 and October 31, 2022, the cost of goods sold was $0 and $0, respectively.

Total Operating Expenses

Total operating expenses for the nine months ended October 31, 2023 and October 31, 2022 were $51,068 and $16,141, respectively. The increase was primarily due to an increase in legal fees and audit fees, largely due to the sale of the Company and subsequent acquisition of PCI by the Company. Operating expenses for the nine months ended October 31, 2023, consisted of bank charges of $1,000; depreciation expense of $345; legal fees of $26,381; audit fees of $14,500; and professional fees of $8,842. Operating expenses for the nine months ended October 31, 2022 consisted of bank charges of $147; depreciation expense of $2,816; professional fees of $10,178; and audit fees of $3,000.

Net Income (Loss)

Net income (loss) for the nine months ended October 31, 2023 and October 31, 2022 was $934,669 and ($10,756) respectively. The increase in net income was primarily due to recognition of gain from the PCI subsidiary using the equity-investment method.

Liquidity and Capital Resources

As of October 31, 2023, the Company had cash of $0 and retained earnings of $351,673. To date, we have financed our operations primarily through the issuance of debt and equity sourced capital.

The following table sets forth a summary of our cash flows for the nine months ended October 31, 2023 and October 31, 2022:

	Nine Months Ended October 31,
	2023	2022
Net cash used in operating activities	$(34,358)	$(12,286)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	34,358	7,432
Net decrease in cash	-	4,854
Cash, beginning of period	-	5,269
Cash, end of period	$-	$415

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023. Based upon his evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of October 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were deemed effective.

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

Changes in Internal Control over Financial Reporting

During the nine months ended October 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended October 31, 2023, the Company issued unregistered equity securities as follows:

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

PINEAPPLE EXPRESS CANNABIS COMPANY

Date: December 28, 2023	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Executive Officer, President and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

