Form 10-K
period 2024-01-31
PINEAPPLE EXPRESS CANNABIS Co
filed 2024-06-03
CIK 1710495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-41762

PINEAPPLE EXPRESS CANNABIS COMPANY

(Exact name of registrant as specified in its charter)

Nevada	36-4864568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12301 Wilshire Blvd., Suite 302

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,834,550  common shares issued and outstanding as of May 5, 2024.

Use of Market and Industry Data

This Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (this “Annual Report”) includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys, or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey, or article. The information in any such publication, report, survey, or article is not incorporated by reference in this Annual Report.

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

On December 30, 2022 the Company applied to the Financial Industry Regulatory Authority (“FINRA”) for approval with respect to the change of the Company’s name in the Restated Articles. The Company separately applied to FINRA to change the Company’s stock ticker trading symbol. These two corporate actions were subject to FINRA review and clearance which was received during this reporting period.

Business Operations

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

PCI has executed management contracts for 10% revenue sharing with nine entities in which it holds an equity interest through its wholly owned subsidiary, PNPL Holdings, Inc. Those entities are shown below:

●	PNPLXpress X, Inc. (“Van Nuys Dispensary”): 10% as of January 31, 2024 (dispensary and delivery).

●	Goldstar Industrees (“Northridge Dispensary”): 29% as of January 31, 2024 (dispensary and delivery).

●	PNPLXpress, Inc. (“Hollywood Dispensary”): 10% equity interest as of January 31, 2024 (dispensary and delivery).

●	PNPLXpress II, Inc. (“Northeast LA Dispensary”): 49% interest as of January 31, 2024 (dispensary and delivery).

●	Pineapple Equities, Inc. (“Beverly Grove Dispensary”): 24% equity interest as of January 31, 2024 (dispensary and delivery).

●	5660 W. Pico & Hope (Mid-Wilshire Dispensary): 49% equity interest as of January 31, 2024 (dispensary and delivery).

●	2378 Westwood Partners (Westwood Dispensary): 19% equity interest as of January 31, 2024 (dispensary and delivery).

●	19841 Ventura & Hope (Woodland Hills Dispensary): 49% equity interest as of January 31, 2024 (dispensary and delivery).

●	1485 W. Sunset & Hope (Echo Park Dispensary): 29% equity interest as of January 31, 2024 (dispensary and delivery).

Office facilities

The Company currently subleases office space at 12301 Wilshire Blvd. #302, Los Angeles, CA 90025, at no charge, through Pineapple Consolidated, Inc. (“PCI”). The sublease with PCI runs with the master lease which commenced August 1, 2023 and concludes October 1, 2028.

Research And Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy Or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding entered into either voluntarily by the Company and involuntarily against the Company.

Reorganizations, Purchase Or Sale Of Assets

On December 18, 2022, the Company executed a Share Exchange Agreement, resulting in the exchange of 50,000 shares of PCI common stock (50% ownership) for 18 million newly issued shares of the Company’s common stock. The previous majority shareholder of the Company, Lazaridou, redeemed 2,800,000 of Company common stock and no longer holds any of the Company’s common stock.

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

Regulatory Overview

As of the date of this filing, 40 states and four (4)  territories allow for the medical use of cannabis products, while 17 of those states, the District of Columbia, the Northern Mariana Islands, and Guam have also legalized the adult-use of cannabis. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is illegal under federal law.

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

Recent Developments

Clawback Policy

On May 7, 2024, the Company’s Board of Directors adopted a Compensation Recovery Policy (the “Policy”). The Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable law by providing for the reasonably prompt recovery of certain incentive-based compensation received by executive officers in the event of an accounting restatement. The Policy is intended to comply with, and will be interpreted in a manner consistent with, Section 10D of the Exchange Act, with Exchange Act Rule 10D-1 and with the Nasdaq listing standards.

Pursuant to the Policy, if the Company is required to prepare an accounting restatement due to the material noncompliance by the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (an “Accounting Restatement”), then the Compensation Committee must determine the Excess Compensation (as hereinafter defined), if any, that must be recovered. The Company’s obligation to recover Excess Compensation is not dependent on if or when the restated financial statements are filed. The Company must recover Excess Compensation reasonably promptly and executive officers are required to repay Excess Compensation to the Company, subject to the terms of the Policy.

The Policy applies to certain incentive-based compensation that is received on or after May 7, 2024, during the three completed fiscal years immediately preceding the Accounting Restatement determination date, as provided in the Policy (the “Covered Period”) while the Company has a class of securities listed on a national securities exchange. The incentive-based compensation is considered “Clawback Eligible Incentive-Based Compensation” if the incentive-based compensation is received by a person after such person became an executive officer and the person served as an executive officer at any time during the performance period to which the incentive-based compensation applies. The “Excess Compensation” that is subject to recovery under the Policy is the amount of Clawback Eligible Incentive-Based Compensation that exceeds the amount of Clawback Eligible Incentive-Based Compensation that otherwise would have been received had such Clawback Eligible Incentive-Based Compensation been determined based on the restated amounts (this is referred to in the listing standards as “erroneously awarded incentive-based compensation”).

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

As of January 31, 2024, 40 states  and the District of Columbia, the Northern Mariana Islands, Guam and Puerto Rico have passed laws allowing some degree of medical use of cannabis, while eighteen (18) of those states and the District of Columbia, the Northern Mariana Islands, and Guam, have also legalized the adult-use of cannabis. There can be no assurance that number of states that allow the use of medicinal and recreational cannabis will grow, and if it does not, there can be no assurance that the 37 existing states and/or the District of Columbia will not reverse their position and make medicinal and recreational cannabis illegal again. If either of these things happens, then not only will the growth of our business be materially impacted, but we may experience declining revenue as the market for our products and services declines.

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

As of January 31, 2024, we have had limited trading volume.

Number of Holders

As of January 31, 2024, the 20,744,550 issued and outstanding shares of common stock were held by a total of 17 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended January 31, 2024 and 2023.

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

During the reporting period the Company issued 1,340,000 shares of common stock for an aggregate purchase price of $670,000 (equal to a per share purchase price of $0.50

There were 20,744,550 shares of common stock issued and outstanding as of January 31, 2024.

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

Results of Operations for the year ended January 31, 2024 and 2023:

Revenue and cost of goods sold

For the years ended January 31, 2024 and 2023 the Company generated total revenue of $0 and $5,385 from selling products to the customer. Cost of goods sold for the years ended January 31, 2024 and 2023 was $0 and $0.

Operating expenses

Total operating expenses for the years ended January 31, 2024 and 2023 were $59,497 and $21,704. The operating expenses for the year ended January 31, 2024 bank charges of $2,020; depreciation expense of $460; legal fees of $10,000; audit fees of $27,000; professional fees of $20,017; bad debt expense of $282,081. The operating expenses for the year ended January 31, 2023 bank charges of $147; depreciation expense of $2,816; legal fees of $4,113; audit fees of $3,000; consulting fees of $70; professional fees of $11,558.

Net Loss

The net operating loss for the years ended January 31, 2024 and 2023 was $59,497 and $44,443 respectively.

Liquidity, and Capital Resources, and Cash Requirements

During the year ended January 31, 2024, the Company used $30 of cash in operating activities, with an increase in accounts payable of $16,491, common shares issued of $42,576 and depreciation of $460.

During the year ended January 31, 2024 the Company has generated $0 of cash in investing activities.

During the year ended January 31, 2024, the Company generated $0 of cash in financing activities.

As of the year ended January 31, 2024, the Company had cash of $30. Furthermore, the Company had an accumulated deficit of $924,574.

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

Item 8. Financial Statements and Supplementary Data

PINEAPPLE EXPRESS CANNABIS COMPANY

FINANCIAL STATEMENTS

Year ended January 31, 2024 and January 31, 2023

M.S. Madhava Rao 316, 1st Cross, Gururaja Layout, 7th Block, 4th Phase, BSK 3rd Stage, Bangalore 560085 Tel No: 91-8861838006 email : mankalr@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To	The Board of Directors and Shareholders
Pineapple Express Cannabis Company
12301 Wilshire Blvd., Suite 302
Los Angeles, CA 90025

Opinion on the financial statements

We audited the accompanying balance sheets of Pineapple Express Cannabis Company (“the Company”) as of January 31, 2024 and 2023 and the related statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has $59,497 operating loss, insignificant cash flow, accumulated deficit of $642,493 and no revenue for the years ended January 31, 2024. These factors as discussed in Note 2 of the financial statements by the management which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended January 31, 2024, the Company recorded $905,580 in earnings using the equity method of accounting. It is a critical audit matter because of the significance in amount and required judgement in estimating its collectability. We assessed the reasonableness and probability of this investment being collected. Hence, the Investment was not recognized in the fourth quarter.

We have served as the Company’s auditor since 2021.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

May 30, 2024

PINEAPPLE EXPRESS CANNABIS COMPANY

BALANCE SHEET

As of January 31, 2024 and January 31, 2023

(Audited)

	January 31, 2024		January 31, 2023
ASSETS
Current Assets	$		$-
Cash and cash equivalents		30	-
Total Current Assets		30	0

Fixed Assets
Equipment, software, leasehold improvement, net		1,840	2,300
Total Fixed Assets		1,840	2,300

Total Assets		$1,870	$2,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable		$17,797	$1,306
Related party loan		-	45,344
Deposit for Stock Purchase		-	500,000
Total Current Liabilities		17,797	546,650

Total Liabilities		$17,797	$546,650

Commitments and Contingencies		-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 20,744,550 and 19,004,550 shares issued and outstanding		20,745	19,005
Additional paid in capital		887,902	19,641
Subscription Receivable		$(282,081)
Accumulated deficit		(642,493)	(582,996)
Total Stockholders’ Deficit		(15,927)	(544,350)

Total Liabilities and Stockholders’ Equity		$1,870	$2,300

See accompanying notes, which are an integral part of these financial statements

081PINEAPPLE EXPRESS CANNABIS COMPANY

STATEMENTS OF OPERATIONS

Years ended January 31, 2024 and January 31, 2023

(Audited)

	Year ended January 31, 2024	Year ended January 31, 2023

REVENUES	$-	$5,385
Cost of Goods Sold	-	-
Gross Profit		5,385

OPERATING EXPENSES
General and Administrative Expenses	(59,497)	(21,704)
TOTAL OPERATING EXPENSES	(59,497)	(21,704)

Operating loss	(59,497)	(16,319)

Gain (loss) from operations before taxes	(59,497)	(44,443)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(59,497)	$(44,443)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	20,301,810	19,004,550

See accompanying notes, which are an integral part of these financial statements

PINEAPPLE EXPRESS CANNABIS COMPANY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As of January 31, 2024

	Common Stock		Additional Paid-in	Subscription	Accumulated Earnings	Total Stockholders’ Earnings
	Shares	Amount	Capital	receivable	(Deficit)	(Deficit)

Balance, January 31, 2022	3,734,550	$3,735	$17,756	$-	$(80,396)	$(58,905)

Retirement of common stock	(2,800,000)	(2,800)	-		(458,157)	(460,957)

Issuance of common stock	18,070,000	18,070	1,885	-	-	19,955

Net loss for the year ended January 31, 2023	-	-	-	-	(44,443)	(44,443)

Balance, January 31, 2023	19,004,550	$19,005	$19,641	$-	$(582,996)	$(544,350)

Issuance of common stock	1,740,000	$1,740	$868,261	$282,081	-	870,001

Net loss for the year ended January 31, 2024	-	-	-	-	$(59,497)	(59,497)

Balance, January 31, 2024	20,744,550	$20,745	$887,902	$282,081	$(642,493)	$(15,927)

See accompanying notes, which are an integral part of these financial statements

PINEAPPLE EXPRESS CANNABIS COMPANY

STATEMENTS OF CASH FLOWS

Years ended January 31, 2024 and January 31, 2023

(Audited)

	Year ended January 31, 2024	Year ended January 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(59,497)	$(44,443)
Common shares issued	42,576	-
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	460	2,816
Change in prepaid expenses	-	-
Change in accounts payable	16,491	(3,293)
Stock-based compensation	-	70
Loss on disposal of equipment	-	10,124
CASH FLOWS FROM OPERATING ACTIVITIES	30	(16,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	-	11,872
Capital Stock	-	-
Loss of cash account in reverse merger transaction	-	(415)
CASH FLOWS FROM FINANCING ACTIVITIES	-	11,457

NET CHANGE IN CASH	30	(5,269)

Cash, beginning of period	-	5,269

Cash, end of period	30	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

PINEAPPLE EXPRESS CANNABIS COMPANY

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2024

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

PCI has executed management contracts for 10% revenue sharing with nine entities in which it holds an equity interest through its wholly owned subsidiary, PNPL Holdings, Inc. Those entities are shown below:

●	PNPLXpress X, Inc. (“Van Nuys Dispensary”): 10% as of January 31, 2024 (dispensary and delivery).

●	Goldstar Industrees (“Northridge Dispensary”): 29% as of January 31, 2024 (dispensary and delivery).

●	PNPLXpress, Inc. (“Hollywood Dispensary”): 10% equity interest as of January 31, 2024 (dispensary and delivery).

●	PNPLXpress II, Inc. (“Northeast LA Dispensary”): 49% interest as of January 31, 2024 (dispensary and delivery).

●	Pineapple Equities, Inc. (“Beverly Grove Dispensary”): 24% equity interest as of January 31, 2024 (dispensary and delivery).

●	5660 W. Pico & Hope (Mid-Wilshire Dispensary): 49% equity interest as of January 31, 2024 (dispensary and delivery).

●	2378 Westwood Partners (Westwood Dispensary): 19% equity interest as of January 31, 2024 (dispensary and delivery).

●	19841 Ventura & Hope (Woodland Hills Dispensary): 49% equity interest as of January 31, 2024 (dispensary and delivery).

●	1485 W. Sunset & Hope (Echo Park Dispensary): 29% equity interest as of January 31, 2024 (dispensary and delivery).

PINEAPPLE EXPRESS CANNABIS COMPANY

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2024

(Audited)

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The company has an operating loss of $59,497, no revenues, and for the year ended 2024. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets and also through income from its 50% equity method investee.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the year ended January 31, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

PINEAPPLE EXPRESS CANNABIS COMPANY

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2024

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

Note 4 – Inter Company Investment

The Company’s share $905,580 from its related party PCI equity method investee, as of January 31, 2024. This loan is unsecured, non-interest bearing and due on demand. It was determined that it is more likely than not that this would not be collectable from its investee, PCI, and thus the amount was not recognized.

Note 5 – COMMITMENTS AND CONTINGENCIES

The Company currently subleases from PCI office space at 12301 Wilshire Blvd. #302, Los Angeles, CA 90025, at no charge.

PINEAPPLE EXPRESS CANNABIS COMPANY

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2024

(Audited)

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2024, the Company had net operating loss carry forwards of approximately $358,411 that may be available to reduce future years’ taxable income. As a result of the Tax Cuts and Jobs Act of 2017, net operating losses do not expire. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The valuation allowance at January 31, 2024 was approximately $75,266. The net change in valuation allowance during the year ended January 31, 2024 was $75,266. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2024. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of January 31, 2024	As of January 31, 2023
Non-current deferred tax assets:
Net operating loss carry forward	$(358,411)	(16,833)
Valuation allowance	$358,411	16,833
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended January 31, 2024 as follows:

	For the year ended January 31, 2024	For the year ended January 31, 2023
Computed “expected” tax expense (benefit)	$(75,266)	(3,535)
Change in valuation allowance	$76,266	9,628
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2024, through April 31, 2024, and has determined the following material subsequent events to disclose in these financial statements, other than shares issuances. They are listed below:

1,000,000 of issued and outstanding shares were retired to treasury on or about March of 2024.

90,000 shares were sold resulting in $45,000 is cash received during Q1 2024.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2024 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of January 31, 2024, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at January 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2024 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, the Company has concluded that the internal control over financial reporting is ineffective in 2023 because of the material weakness identified by our independent auditor.

Item 9B. Other Information.

Adoption or Termination of Trading Arrangements by Directors or Officers

During the Company’s quarterly period ended January 31, 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.

Adoption or Termination of Insider Trading Arrangements and Policies

On May 7, 2024, the Board of Directors adopted a Policy on Insider Trading.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Matthew Feinstein, 12301 Wilshire Blvd. #302, LA CA 90025	55	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

During the past ten years, Matthew Feinstein has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Matthew Feinstein was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Feinstein’s involvement in any type of business, securities or banking activities.
4.	Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
5.	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
6.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of January 31, 2024 and 2023:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Matthew Feinstein,	January 31, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President and Treasurer	January 31, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth director compensation as of January 31, 2024 and 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Matthew Feinstein	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock, owned beneficially as of January 31, 2024 by: (i) each person (including any group), known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2024, we incurred approximately $31,000 in fees to our principal independent accountants for professional services rendered for the reviews of our financial statements for the quarters ended April 30, 2023, July 31, 2023 and October 31, 2023, as well as January 31, 2023 audit and quarterly reviews.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

2.1	Share Exchange Agreement, dated as of December 18, 2022, among the Company, Pineapple Consolidated, Inc. and the stockholders of Consolidated, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2023).

2.2	Resignation, Separation and Release Agreement dated December 18, 2022 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2023).

3.1(i)	Restated Articles of Incorporation as filed with the State of Nevada on January 5, 2023 (incorporated by reference to Exhibit 3.1(i) to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2023).

10.1	Promissory Note, dated December 18, 2022, from the Company to PCI (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2023).

19.1	Insider Trader Policy, adopted by the registrant on May 7, 2024.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Los Angeles on May 31, 2024.

PINEAPPLE EXPRESS CANNABIS COMPANY

By:	/s/ Matthew Feinstein
Name:	Matthew Feinstein
Title:	President (Principal Executive, Financial and Accounting Officer)

