Form 10-Q
period 2024-04-30
PINEAPPLE EXPRESS CANNABIS Co
filed 2024-06-26
CIK 1710495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 001-41762

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

As of June 22, 2024, there were 19,834,550 shares of common stock, par value $0.001, issued and outstanding.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties are discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the Securities and Exchange Commission on June 3, 2024, as the same may be updated from time to time.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

BALANCE SHEET

	April 30, 2024 (Unaudited)	January 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$-	$30
Accounts Receivable	1,964	-
Total Current Assets	1,964	30

Other Assets
Investment in subsidiary		-
Intangible Assets	5,000,000	-
Total Other Assets	5,000,000	-

Fixed Assets
Equipment, software, leasehold improvement, net	1,725	1,840
Total Fixed Assets	1,725	1,840

Total Assets	$5,003,689	$1,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$11,518	$17,797
Total Current Liabilities	11,518	17,797

Related Party Loan	$4,966,714	$-
Total Long-Term Liabilities	4,966,714	-

Total Liabilities	$4,978,232	$17,797

Commitments and Contingencies		-

Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 19,834,550 and 20,744,550 shares issued and outstanding, respectively	19,835	20,745
Additional paid-in capital	932,812	887,902
Accumulated Deficit	(927,190)	(924,574)
Total Stockholders’ Equity (Deficit)	25,457	(15,927)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,003,689	$1,870

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

STATEMENTS OF OPERATIONS

Three months ended April 30, 2024 and April 30, 2023

(Unaudited)

	Three Months Ended April 30, 2024	Three Months Ended April 30, 2023

REVENUES	$1,964	$-
Cost of goods sold		-
Gross Profit	1,964	-

OPERATING EXPENSES
General and administrative expenses	(5,580)	(29,706)
TOTAL OPERATING EXPENSES	(5,580)	(29,706)

Operating loss	(3,616)	(29,706)

Other Income
Income from equity-investment method	-	209,300
Total Other Income	-	209,300

Income (loss) from operations before taxes	(3,616)	179,594

PROVISION FOR INCOME TAXES		-

NET INCOME (LOSS)	$(3,616)	$179,594

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	19,836,217	20,301,810

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended April 30, 2024 and April 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 31, 2023	19,004,550	$19,005	$19,641	$(582,996)	$(544,350)

Issuance of common stock	1,340,000	1,340	668,661	-	670,001

Net income for the three months ended April 30, 2023	-	-	-	179,594	179,594

Balance, April 30, 2023	20,344,550	$20,345	$688,302	$(403,402)	$305,245

Balance, January 31, 2024	20,744,550	$20,745	$887,902	$(924,574)	$(15,927)

Issuance of common stock	90,000	$90	$44,910	-	$45,000

Cancellation of common stock	(1,000,000)	$(1,000)	-	1,000	(1,000)

Net income for the three months ended April 30, 2024	-	-	-	$(3,616)	(3,616)

Balance, April 30, 2024		$19,835	$932,812	$(927,190)	$25,457

See accompanying notes, which are an integral part of these financial statements

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

STATEMENTS OF CASH FLOWS

Three months ended April 30, 2023 and April 30, 2022

(Unaudited)

	Three Months Ended April 30, 2024	Three Months Ended April 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,616)	$179,594
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	115	115
Increase in Accounts Receivable	(1,964)	-
Change in accounts payable	(6,279)	17,894
Income from equity-method investment		(209,300)
CASH FLOWS FROM OPERATING ACTIVITIES	(11,744)	(11,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	11,714	11,697
CASH FLOWS FROM FINANCING ACTIVITIES	11,714	11,697

NET CHANGE IN CASH	(30)	-

Cash, beginning of period	30	-

Cash, end of period	-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024

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

PCI has executed management contracts for 10% revenue sharing with eight entities in which it holds an equity interest through its wholly owned subsidiary, PNPL Holdings, Inc. Those entities are shown below:

●	PNPLXpress X, Inc. (“Van Nuys Dispensary”): 10% as of April 30, 2024 (dispensary and delivery).

●	Goldstar Industrees (“Northridge Dispensary”): 29% as of April 30, 2024 (dispensary and delivery).

●	PNPLXpress, Inc. (“Hollywood Dispensary”): 10% equity interest as of April 30, 2024 (dispensary and delivery).

●	PNPLXpress II, Inc. (“Northeast LA Dispensary”): 49% interest as of April 30, 2024 (dispensary and delivery).

●	Pineapple Equities, Inc. (“Beverly Grove Dispensary”): 24% equity interest as of April 30, 2024 (dispensary and delivery).

●	5660 W. Pico & Hope (Mid-Wilshire Dispensary): 49% equity interest as of April 30, 2024 (dispensary and delivery).

●	19841 Ventura & Hope (Woodland Hills Dispensary): 19% equity interest as of April 30, 2024 (dispensary and delivery).

●	1485 W. Sunset & Hope (Echo Park Dispensary): 29% equity interest as of April 30, 2024 (dispensary and delivery).

Effective April 20th, 2024, the Company executed a revenue share agreement with PCI whereas the Company will receive half of the 10% management fee at the locations listed above in exchange for a promissory note of $5,000,000, bearing one percent (1%) interest per year, and payable at the Company’s discretion with a maturity date of April 20, 2029.

Note 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. No Cash, and accumulated deficit of $927,190 raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

APRIL 30, 2024

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended April 30, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”. ASC 606 was adopted on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: (a) revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; (b) contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; (c) performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; and (d) significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the three months ended April 30, 2024, the Company did not generate any revenues.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

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

Note 4 – RELATED PARTY TRANSACTIONS

The Company owes $4,966,714 from its related party equity method investee, Pineapple Consolidated, Inc. (“PCI”), as of April 30, 2024. Bearing one percent (1%) interest per year, and payable at the Company’s discretion with a maturity date of April 20, 2029.

The Lenders have agreed to pay an aggregate of Five Million U.S. Dollars ($5,000,000) to PCI within five (5) years of the effective date of this Agreement in exchange for revenue generated at seven (7) retail dispensaries in Los Angeles, California.

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

Note 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2024, through June 24, 2024, and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements.

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

PCI has executed management contracts for 10% revenue sharing with eight entities in which it holds an equity interest through its wholly owned subsidiary, PNPL Holdings, Inc. Those entities are shown below:

●	PNPLXpress X, Inc. (“Van Nuys Dispensary”): 10% as of April 30, 2024 (dispensary and delivery).
●	Goldstar Industrees (“Northridge Dispensary”): 29% as of April 30, 2024 (dispensary and delivery).
●	PNPLXpress, Inc. (“Hollywood Dispensary”): 10% equity interest as of April 30, 2023 (dispensary and delivery).
●	PNPLXpress II, Inc (“Northeast LA Dispensary”): 49% interest as of April 30, 2023 (dispensary and delivery).
●	Pineapple Equities, Inc (“Beverly Grove Dispensary”): 24% equity interest as of April 30, 2023 (dispensary and delivery).
●	5660 W. Pico & Hope (Mid-Wilshire Dispensary): 49% equity interest as of April 30, 2023 (dispensary and delivery).
●	1485 W. Sunset & Hope (Echo Park Dispensary): 29% equity interest as of April 30, 2024 (dispensary and delivery).
●	Pineapple Venice, Inc. (Venice Dispensary): 49% equity interest as of April 30, 2023 (dispensary and delivery).

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

On December 30, 2022 the Company applied to the Financial Industry Regulatory Authority (“FINRA”) for approval with respect to the change of the Company’s name in the Restated Articles. The Company separately applied to FINRA to change the Company’s stock ticker trading symbol. These two corporate actions were subject to FINRA review and clearance which was received during the prior reporting period.

Results of Operations

Three Months Ended April 30, 2024 Compared to Three Months Ended April 30, 2023

Revenues

For the three months ended April 30, 2024 and 2023, the Company generated revenues of $1,964 and $0, respectively. The increase was primarily due to the Company’s management fee revenue during the latter part of the quarter.

Cost of Goods Sold

For the three months ended April 30, 2024 and 2023, the cost of goods sold was $0 and $0, respectively.

Total Operating Expenses

Total operating expenses for the three months ended April 30, 2024 and 2023 were $5,580 and $29,706, respectively. The increase was primarily due to an increase in legal fees and audit fees, partly due to the sale of the Company and the acquisition of PCI by the Company. Operating expenses for the three months ended April 30, 2024 consisted of bank charges of $730; depreciation expense of $115; and professional fees of $4,735. Operating expenses for the three months ended April 30, 2023 consisted of bank charges of $0; depreciation expense of $115; legal fees of $16,022; audit fees of $12,500; consulting fees of $0; and professional fees of $1,069.

Net Income (Loss)

Net income (loss) for the three months ended April 30, 2024 and 2023 was ($3,616) and $179,708 respectively. The increase in net income in 2023 was primarily due to recognition of gain from the PCI subsidiary using the equity-investment method, subsequently this amount was written off at year-end January 31, 2024 as it was deemed to be potentially uncollectible.

Liquidity and Capital Resources

As of April 30, 2024, the Company had cash of $0 and an accumulated deficit of $927,190. To date, we have financed our operations primarily through the issuance of debt and equity sourced capital.

The following table sets forth a summary of our cash flows for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
	2024	2023
Net cash used in operating activities	$(11,744)		$(11,697)
Net cash provided by investing activities			-
Net cash provided by financing activities	11,714		11,697
Net decrease in cash	(30)
Cash, beginning of period	30
Cash, end of period	$-	$

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

Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2024, the Company issued unregistered equity securities as follows:

●	The Company issued 90,000 shares of common stock for an aggregate purchase price of $45,000 (equal to a per share purchase price of $0.50).

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

