Form 10-Q
period 2024-07-31
PINEAPPLE EXPRESS CANNABIS Co
filed 2024-11-12
CIK 1710495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of October 31, 2024, there were 19,834,550 shares of common stock, par value $0.001, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

BALANCE SHEET

(Unaudited)

	July 31, 2024 (Unaudited)	January 31, 2024 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$30
Accounts Receivable	9872	-
Total Current Assets	9872	30

Other Assets
Intangible Assets	3,000,000	-
Due from related party	-	-
Total Other Assets	3,000,000	-

Fixed Assets
Equipment, software, leasehold improvement, net	1,610	1,840
Total Fixed Assets	1,610	1,840

Total Assets	$3,011,482	$1,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$15020	$17,797
Related party loan	2,966,714
Deposit for stock purchase
Total Current Liabilities	2981734	$17,797
		-
Total Liabilities	$2981734	$17,797

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 20,344,550 and 19,004,550 shares issued and outstanding, respectively	19835	20,745
Additional paid-in capital	932,812	887,902
Retained Earnings / (Accumulated Deficit)	(922898)	(924,574)
Total Stockholders’ Equity (Deficit)	29749	(15,927)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,011,482	$1,870

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

Three and six months ended July 31, 2024 and July 31, 2023

(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2024	2023	2024	2023

REVENUES	9872	-	$11836	$-
Cost of goods sold	-	-	-	-
Gross Profit	9872	-	11836	-

OPERATING EXPENSES
General and administrative expenses	(5580)	(19,247)	(11,160)	(48,953)
TOTAL OPERATING EXPENSES	(5580)	(19,247)	(11,160)	(48,953)

Operating loss	4292	(19,247)	676	(48,953)

Other Income
Income from equity-method investment	-	633,160	-	842,460
Total Other Income	-	633,160	-	842,460

Income (loss) from operations before taxes	4292	613,913	676	793,507

PROVISION FOR INCOME TAXES	-	-		-

NET INCOME (LOSS)	4292	613,913	676	793,507

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	(0.00)	0.03	(0.00)	0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	19,836,217	20,344,550	19,836,217	20,344,550

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and six months ended July 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)

Balance, January 31, 2023	19,004,550	$19,005	$19,641	$(582,996)	$(544,350)

Issuance of common stock	1340000	1340	668661	-	670001
Net loss for the six months ended July 31, 2023	-	-	-	793507	793507

Balance, July 31, 2023	20,344,550	20,345	688,302	210,511	919,158

Balance, January 31, 2024	20,744,550	$20,745	$887,902	$(924,574)	$(15,927)

Issuance of common stock	90,000	$90	$44,910	-	$45,000

Cancellation of common stock	(1,000,000)	$(1,000)	-	1,000	(1,000)

Net income for the six months ended July 31, 2024	-	-	-	676	676

Balance, July 31, 2024	-	19,835	932,812	(922898)	29749

Balance, April 30, 2023	20,344,550	$20,345	$688,302	$(403,402)	$305,245

Net loss for the three months ended July 31, 2023	-	-	-	613913	613913

Balance, July 31, 2023	20,344,550	20,345	688,302	210,511	919,158

Balance, April 30, 2024		$19,835	$932,812	$(927190)	$25,457

Net gain for the three months ended July 31, 2024	-	-	-	4292	4292

Balance, July 31, 2024	-	19,835	932,812	(922898)	29749

See accompanying notes, which are an integral part of these financial statements

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

Six months ended July 31, 2024 and 2023

(Unaudited)

	Six Months Ended July 31, 2024	Six Months Ended July 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$676	$793,507
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	230	230
Change in Accounts Receivable	(9872)	-
Change in accounts payable	(2777)	14,365
Income from equity-method investment	-	(842,460)
CASH FLOWS FROM OPERATING ACTIVITIES	(11744)	(34,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	11714	34358

CASH FLOWS FROM FINANCING ACTIVITIES	11714	34358

NET CHANGE IN CASH	(30)	-

Cash, beginning of period	30	-

Cash, end of period	-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2024

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

PCI has executed management contracts for 10% revenue sharing with eight entities in which it holds an equity interest through its wholly owned subsidiary, PNPL Holdings, Inc. Those entities are shown below:

●	PNPLXpress X, Inc. (“Van Nuys Dispensary”): 10% as of July 31, 2024 (dispensary and delivery).

●	Goldstar Industrees (“Northridge Dispensary”): 29% as of July 31, 2024 (dispensary and delivery).

●	PNPLXpress, Inc. (“Hollywood Dispensary”): 10% equity interest as of July 31, 2024 (dispensary and delivery).

●	PNPLXpress II, Inc. (“Northeast LA Dispensary”): 49% interest as of July 31, 2024 (dispensary and delivery).

●	Pineapple Equities, Inc. (“Beverly Grove Dispensary”): 24% equity interest as of July 31, 2024 (dispensary and delivery).

●	5660 W. Pico & Hope (Mid-Wilshire Dispensary): 49% equity interest as of July 31, 2024 (dispensary and delivery).

●	19841 Ventura & Hope (Woodland Hills Dispensary): 19% equity interest as of July 31, 2024 (dispensary and delivery).

●	1485 W. Sunset & Hope (Echo Park Dispensary): 29% equity interest as of July 31, 2024 (dispensary and delivery).

Effective April 20th, 2024, the Company executed a revenue share agreement with PCI whereas the Company will receive half of the 10% management fee at the locations listed above in exchange for a promissory note of $5,000,000, bearing one percent (1%) interest per year, and payable at the Company’s discretion with a maturity date of April 20, 2029. The note was later reduced by $2,000,000 by mutual agreement on August 9, 2024.

Note 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. No Cash, and accumulated deficit of $922,898 raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

July 31, 2024

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended July 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”. ASC 606 was adopted on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: (a) revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; (b) contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; (c) performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; and (d) significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the three months ended July 31, 2024, the Company did not generate any revenues.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024

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

Note 4 – RELATED PARTY TRANSACTIONS

The Company owes $2,966,714 to its related party equity method investee, Pineapple Consolidated, Inc. (“PCI”), as of April 30, 2024. Bearing one percent (1%) interest per year, and payable at the Company’s discretion with a maturity date of April 20, 2029.

The Lenders have agreed to pay an aggregate of Five Million U.S. Dollars ($5,000,000) to PCI within five (5) years of the effective date of this Agreement in exchange for revenue generated at seven (7) retail dispensaries in Los Angeles, California. That obligation was later reduced to $3,000,000 by mutual agreement.

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

Note 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to July 31, 2024, through November 6, 2024, and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements.

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

PCI has executed management contracts for 10% revenue sharing with eight entities in which it holds an equity interest through its wholly owned subsidiary, PNPL Holdings, Inc. Those entities are shown below:

●	PNPLXpress X, Inc. (“Van Nuys Dispensary”): 10% as of July 31, 2024 (dispensary and delivery).
●	Goldstar Industrees (“Northridge Dispensary”): 29% as of July 31, 2024 (dispensary and delivery).
●	PNPLXpress, Inc. (“Hollywood Dispensary”): 10% equity interest as of July 31, 2024 (dispensary and delivery).
●	PNPLXpress II, Inc (“Northeast LA Dispensary”): 49% interest as of July 31, 2024 (dispensary and delivery).
●	Pineapple Equities, Inc (“Beverly Grove Dispensary”): 24% equity interest as of July 31, 2024 (dispensary and delivery).
●	5660 W. Pico & Hope (Mid-Wilshire Dispensary): 49% equity interest as of July 31, 2024 (dispensary and delivery).
●	1485 W. Sunset & Hope (Echo Park Dispensary): 29% equity interest as of July 31, 2024 (dispensary and delivery).
●	Pineapple Venice, Inc. (Venice Dispensary): 49% equity interest as of July 31, 2024 (dispensary and delivery).

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

Results of Operations

Three Months Ended July 31, 2024 Compared to Three Months Ended July 31, 2024

Revenues

For the three months ended July 31, 2024 and 2023, the Company generated revenues of $9,872 and $0, respectively. The increase was primarily due to the Company’s management fee revenue during the quarter.

Cost of Goods Sold

For the three months ended July 31, 2024 and 2023, the cost of goods sold was $0 and $0, respectively.

Total Operating Expenses

Total operating expenses for the three months ended July 31, 2024 and 2023 were $5,852 and $19,247, respectively. The increase was primarily due to an increase in legal fees and audit fees, partly due to the sale of the Company and the acquisition of PCI by the Company. Operating expenses for the three months ended July 31, 2024 consisted of bank charges; depreciation expense and professional fees. Operating expenses for the three months ended July 31, 2023 consisted of bank charges; depreciation expense; legal fees; audit fees; consulting fees; and professional fees.

Net Income (Loss)

Net income (loss) for the three months ended April 30, 2024 and 2023 was ($3,616) and $179,708 respectively. The increase in net income in 2023 was primarily due to recognition of gain from the PCI subsidiary using the equity-investment method, subsequently this amount was written off at year-end January 31, 2024 as it was deemed to be potentially uncollectible.

Liquidity and Capital Resources

As of July 31, 2024, the Company had cash of $0 and an accumulated deficit of 919,554. To date, we have financed our operations primarily through the issuance of debt and equity sourced capital.

The following table sets forth a summary of our cash flows for the three months ended July 31, 2024 and 2023:

	Three Months Ended July 31,
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2024, the Company issued unregistered equity securities as follows:

None.

The above securities issuances (if any) were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Regulation D and Section 4(a)(2), as applicable under the Securities Act.

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

PINEAPPLE EXPRESS CANNABIS COMPANY

Date: November 12, 2024	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Executive Officer, President and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

