Form 10-Q
period 2024-10-31
PINEAPPLE EXPRESS CANNABIS Co
filed 2025-01-21
CIK 1710495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

As of January 21, 2025, there were 19,834,550 shares of common stock, par value $0.001, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

BALANCE SHEET

(Unaudited)

	October 31, 2024 (Unaudited)	January 31, 2024 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1000	$30
Accounts Receivable	14204	-
Total Current Assets	15204	30

Other Assets
Intangible Assets	3,000,000	-
Due from related party	-	-
Total Other Assets	3,000,000	-

Fixed Assets
Equipment, software, leasehold improvement, net	1495	1,840
Total Fixed Assets	1495	1,840

Total Assets	$3016699	$1,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$20484	$17,797
Related party loan	2,967,714
Deposit for stock purchase
Total Current Liabilities	2988198	$17,797
		-
Total Liabilities	$2988198	$17,797

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 20,344,550 and 19,004,550 shares issued and outstanding, respectively	19834	20,745
Additional paid-in capital	932,812	887,902
Retained Earnings / (Accumulated Deficit)	(924,146)	(924,574)
Total Stockholders’ Equity (Deficit)	28501	(15,927)

Total Liabilities and Stockholders’ Equity (Deficit)	$3016699	$1,870

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

Three and Nine months ended October 31, 2024 and October 31, 2023

(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2024	2023	2024	2023

REVENUES	4332	-	$16168	$
Cost of goods sold	-	-	-		-
Gross Profit	4332	-	16168

OPERATING EXPENSES
General and administrative expenses	(5580)	(2115)	(16740)		(51068)
TOTAL OPERATING EXPENSES	(5580)	(2115)	(16740)		(51068)

Operating loss	(1248)	(2115)	(572)		(51068)

Other Income
Income from equity-method investment	-		-		985737
Total Other Income	-		-		985737

Income (loss) from operations before taxes	(1248)	(2115)	(572)		934669)

PROVISION FOR INCOME TAXES	-	-			-

NET INCOME (LOSS)	(1248)	(2115)	(572)		934669

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)		(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	19,836,217	20,344,550	19,836,217		20,344,550

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and nine months ended October 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)

Balance, January 31, 2023	19,004,550	$19,005	$19,641	$(582,996)	$(544,350)

Issuance of common stock	1340000	1340	668661	-	670001
Net loss for the nine months ended October 31, 2023	-	-	-	934669	934669

Balance, October 31, 2023	20,344,550	20,345	688,302	351673	1060320

Balance, January 31, 2024	20,744,550	$20,745	$887,902	$(924,574)	$(15,927)

Issuance of common stock	90,000	$90	$44,910	-	$45,000

Cancellation of common stock	(1,000,000)	$(1,000)	-	1,000	-

Net income for the Nine months ended October 31, 2024	-	-	-	(572)	(572)

Balance, October 31, 2024	-	19,835	932,812	924146	28501

See accompanying notes, which are an integral part of these financial statements

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

Nine months ended October 31, 2024 and 2023

(Unaudited)

	Nine Months Ended October 31, 2024	Nine Months Ended October 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(572)	$934669
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	345	345
Change in Accounts Receivable	(14204)	-
Change in accounts payable	2668	14365
Income from equity-method investment	-	(985737)
CASH FLOWS FROM OPERATING ACTIVITIES	(11763)	(36358)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	12144	36358

CASH FLOWS FROM FINANCING ACTIVITIES	12144	36358

NET CHANGE IN CASH	381	-

Cash, beginning of period	30	-

Cash, end of period	1000	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024

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

PCI has executed management contracts for 10% revenue sharing with eight entities in which it holds an equity interest through its wholly owned subsidiary, PNPL Holdings, Inc. Those entities are shown below:

●	PNPLXpress X, Inc. (“Van Nuys Dispensary”): 10% as of October 31, 2024 (dispensary and delivery).

●	Goldstar Industrees (“Northridge Dispensary”): 29% as of October 31, 2024 (dispensary and delivery).

●	PNPLXpress, Inc. (“Hollywood Dispensary”): 10% equity interest as of October 31, 2024 (dispensary and delivery).

●	PNPLXpress II, Inc. (“Northeast LA Dispensary”): 49% interest as of October 31, 2024 (dispensary and delivery).

●	Pineapple Equities, Inc. (“Beverly Grove Dispensary”): 24% equity interest as of October 31, 2024 (dispensary and delivery).

●	5660 W. Pico & Hope (Mid-Wilshire Dispensary): 49% equity interest as of October 31, 2024 (dispensary and delivery).

●	19841 Ventura & Hope (Woodland Hills Dispensary): 19% equity interest as of October 31, 2024 (dispensary and delivery).

●	1485 W. Sunset & Hope (Echo Park Dispensary): 29% equity interest as of October 31, 2024 (dispensary and delivery).

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

Note 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. Minimal Cash, and accumulated deficit of $924,146 raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

October 31, 2024

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended October 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”. ASC 606 was adopted on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: (a) revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; (b) contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; (c) performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; and (d) significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the three months ended October 31, 2024, the Company did not generate any revenues.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

(f/k/a Minaro Corp.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2024

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

Note 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2024, through January 18, 2025, and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements.

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

PCI has executed management contracts for 10% revenue sharing with eight entities in which it holds an equity interest through its wholly owned subsidiary, PNPL Holdings, Inc. Those entities are shown below:

●	PNPLXpress X, Inc. (“Van Nuys Dispensary”): 10% as of October 31, 2024 (dispensary and delivery).
●	Goldstar Industrees (“Northridge Dispensary”): 29% as of October 31, 2024 (dispensary and delivery).
●	PNPLXpress, Inc. (“Hollywood Dispensary”): 10% equity interest as of October 31, 2024 (dispensary and delivery).
●	PNPLXpress II, Inc (“Northeast LA Dispensary”): 49% interest as of October 31, 2024 (dispensary and delivery).
●	Pineapple Equities, Inc (“Beverly Grove Dispensary”): 24% equity interest as of October 31, 2024 (dispensary and delivery).
●	5660 W. Pico & Hope (Mid-Wilshire Dispensary): 49% equity interest as of October 31, 2024 (dispensary and delivery).
●	1485 W. Sunset & Hope (Echo Park Dispensary): 29% equity interest as of October 31, 2024 (dispensary and delivery).
●	Pineapple Venice, Inc. (Venice Dispensary): 49% equity interest as of October 31, 2024 (dispensary and delivery).

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

Results of Operations

Three Months Ended October 31, 2024 Compared to Three Months Ended October 31, 2023

Revenues

For the three months ended October 31, 2024 and 2023, the Company generated revenues of $4,332 and $0, respectively. The increase was primarily due to the Company’s management fee revenue during the quarter.

Cost of Goods Sold

For the three months ended October 31, 2024 and 2023, the cost of goods sold was $0 and $0, respectively.

Total Operating Expenses

Total operating expenses for the three months ended October 31, 2024 and 2023 were $5,580 and $19,247, respectively. The increase was primarily due to an increase in legal fees and audit fees, partly due to the sale of the Company and the acquisition of PCI by the Company. Operating expenses for the three months ended October 31, 2024 consisted of bank charges; depreciation expense and professional fees. Operating expenses for the three months ended October 31, 2023 consisted of bank charges; depreciation expense; legal fees; audit fees; consulting fees; and professional fees.

Net Income (Loss)

Net income (loss) for the three months ended October 31, 2024 and 2023 was ($1,248) and ($2,115) respectively.

Liquidity and Capital Resources

As of October 31, 2024, the Company had cash of $1043 and an accumulated deficit of 919,554. To date, we have financed our operations primarily through the issuance of debt and equity sourced capital.

The following table sets forth a summary of our cash flows for the three months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
	2024	2023
Net cash used in operating activities	$-		$(11,697)
Net cash provided by investing activities			-
Net cash provided by financing activities	-		11,697
Net decrease in cash	-
Cash, beginning of period	30
Cash, end of period	$1043	$

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

PINEAPPLE EXPRESS CANNABIS COMPANY

Date:	January 21, 2025	By:	/s/ Matthew Feinstein
		Name:	Matthew Feinstein
		Title:	Chief Executive Officer, President and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

