Form 10-K
period 2025-01-31
PINEAPPLE EXPRESS CANNABIS Co
filed 2025-05-16
CIK 1710495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2025

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41762

PINEAPPLE EXPRESS CANNABIS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	33-3266062
(State of incorporation or organization)	(IRS Employer Identification No.)

300 Peachtree St. NE, Ste #1775

Atlanta, GA 30308-3565

(Address of Principal Executive Offices) (Zip Code)

1-404-734-3277

(Registrant’s telephone number, including area code)

Email: info@pinya.work

Communication Copies to

Jeff Turner

JDT Legal

897 W Baxter Dr.

South Jordan, Utah 84095

Phone: 801.810.4465

Fax: 888.920.1297

jeff@jdt-legal.com

Securities to be Registered Under Section 12(g) of the Act:

Common Stock, Par Value $0.00001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

i

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large, accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

On July 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.00. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of May 15, 2025, the Company had 21,334,550 outstanding shares of common stock.

Documents incorporated by reference: None.

ii

PINEAPPLE EXPRESS CANNABIS COMPANY

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended January 31, 2025

iii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations, assumptions, and projections about future events or financial performance and are not guarantees of future results. Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Statements containing words like “believe,” “anticipate,” “endeavor,” “estimate,” “expect,” “project,” “intend,” or similar expressions identify these forward-looking statements. Specifically, statements regarding future growth, market adoption, regulatory developments, technological advancements, and financial performance are subject to these risks and uncertainties

Factors that could cause actual results to differ materially from those currently anticipated include, but are not limited to: the risks associated with the evolving cannabis market, including but not limited to regulatory uncertainties and changes in laws and regulations; competitive pressures within the cannabis sector; technological disruptions impacting operational efficiency; fluctuations in market demand; variations in product pricing; the ability to effectively penetrate new markets; and the potential financial or reputational impacts from legal, administrative, or regulatory developments. Further, risks relating to the volatile nature of the cryptocurrency market, potential security breaches, fluctuations in token values, and changes in investor sentiment are relevant considerations. These factors, as well as risks relating to the general economy, market volatility, and competitive activity, are further detailed within the “Risk Factors” section of this document.

The Company does not undertake any obligation to update or revise any forward-looking statements contained in this document, whether as a result of new information, future events, or otherwise. Investors should carefully consider these factors and the risks discussed throughout this report before making any investment decisions. This statement is made for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Further, investors should independently research and evaluate the potential risks and rewards of investing in the Company and the cannabis and cryptocurrency sectors.

Use of Market and Industry Data

This Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (this “Annual Report”) includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys, or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey, or article. The information in any such publication, report, survey, or article is not incorporated by reference in this Annual Report.

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

Item 1. Description of Business.

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

In order to fund the payment for the Lazaridou Shares, contemporaneous with the Exchange, on December 18, 2022, PCI loaned $540,904 to the Company. The loan (the “PCI Loan”) matured on June 30, 2023 and earns interest at an annual rate of 1%.

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

Business Operations

Pineapple Express Cannabis Company is based in Los Angeles, California. Pineapple Express Cannabis Company is a Nevada corporation focused on strategic investments, advisory services, and direct operations in the legal cannabis and consumer product industries. Our business model includes identifying and developing early-stage companies that operate in these sectors, providing both capital and operational guidance.

Until January 2025, our principal operating asset was a 50% equity interest in Pineapple Consolidated Inc. (“PCI”), a California-based cannabis retail operator. PCI operated through multiple subsidiaries and affiliates in the legal cannabis sector, primarily in California. Through our affiliation with PCI, we participated indirectly in the ownership and management of retail dispensary operations and related cannabis ventures. However, on January 30, 2025, we divested our entire equity interest in PCI, thereby concluding our investment in cannabis retail operations.

On March 5, 2025, subsequent to the end of the fiscal year, the Company completed the acquisition of a majority voting interest in GROOVY Company, Inc. (“GROOVY”), a Wyoming corporation and developer of a centralized, blockchain-based Platform as a Service (PaaS) tailored for the cannabis industry. GROOVY’s platform, built on Hyperledger Fabric, delivers product authentication, intellectual property protection, and seed-to-sale traceability solutions.

Key features of the GROOVY platform include:

•NFT-based QR code authentication to detect and prevent product counterfeiting

•A genetic library (Geno-NFT) for intellectual property registration and automated royalty distribution

•Verified product provenance and lab result tracking

•A consumer-facing mobile app offering rewards-based engagement

•Integration with inventory, compliance, and supply chain systems used by growers, retailers, and regulators

•A data analytics and marketplace environment for ecosystem-wide insights

This strategic acquisition marks the Company’s entry into blockchain-driven authentication and supply chain transparency for the regulated cannabis sector, positioning it at the intersection of cannabis, compliance technology, and Web3 infrastructure.

Principal executive office

Our principal executive office is located at 300 Peachtree St. NE Ste CS2 #1775 Atlanta, GA 30308-3565. This property is leased by management and to the Company. We believe these facilities are adequate for our current needs, and that alternate facilities on similar terms would be readily available, if needed. The principal executive offices lease is due on March 31, 2026. The Company does not have any additional subsidiary office.

Operational office

Operations Office located at Vía Siberia, Autopista Medellín, Bogotá-La Vega #Km. 3,5, Cota, Cundinamarca, Colombia. The company’s newly short term leased office space in Bogotá, Colombia, is approximately 350 square feet. This smaller space accommodates a team of 3-6 employees and/or contractors and shares common areas like a kitchen and restrooms with other tenants. The revised facilities reflect the company’s adjusted staffing levels and its shift toward a more flexible work model, including remote work options..

Research And Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy Or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding entered into either voluntarily by the Company and involuntarily against the Company.

Compliance With Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that any existing or probable government regulation on our business will have a material impact on the way we conduct our business.

Employees And Employment Agreements

We have no employees as of the date of this report. Our sole officer and director, Franjose “Frank” Yglesias, currently devotes as much time as needed to provide management services to company matters. As our business and operations increase, we will assess the need for full-time management and administrative support personnel.

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

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis-or marijuana-under the CSA and would not be legally protected under this new legislation and would be treated as an illegal Schedule 1 drug.

Additionally, there will be significant, shared state-federal regulatory power over hemp cultivation and production. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture (hereafter referred to as the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally run program. This system of shared regulatory programming is similar to options states had in other policy areas, such as health insurance marketplaces under the Affordable Care Act, or workplace safety plans under the Occupational Health and Safety Act-both of which had federally-run systems for states opting not to set up their own systems.

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

On January 20, 2025, Donald J. Trump was sworn in as President of the United States for his second term. President Trump's Attorney General, Pam Bondi, was confirmed by the United States Senate on February 4, 2025. To date, the Department of Justice ("DOJ"), under President Trump and Attorney General Bondi, has not re-adopted the Cole Memorandum, which was previously rescinded during Trump's first term by then-Attorney General Jeff Sessions in January 2018. While President Trump has expressed support for states' rights regarding cannabis legalization and indicated potential backing for federal rescheduling of marijuana during his campaign, his administration has not yet issued any official declarations or comprehensive marijuana enforcement policies. Attorney General Bondi, who previously opposed cannabis legalization efforts during her tenure as Florida's Attorney General, has not made specific public statements regarding federal cannabis enforcement priorities since taking office. Substantial uncertainty regarding United States federal enforcement therefore remains. At this time, there have been no new federal cannabis memorandums issued by the Trump Administration or any published change in federal enforcement policy.

As of May 2025, 41 states, the District of Columbia, Puerto Rico, Guam, the Northern Mariana Islands, and the U.S. Virgin Islands have legalized some form of medical cannabis use, while 24 states, the District of Columbia, Guam, the Northern Mariana Islands, and the U.S. Virgin Islands have also legalized adult-use (recreational) cannabis. There can be no assurance that the number of states allowing the use of medicinal and recreational cannabis will continue to grow, and there exists the possibility that states may reverse their positions and make medicinal and recreational cannabis illegal again. If either of these scenarios occurs, not only will the growth of our business be materially impacted, but we may experience declining revenue as the market for our products and services contracts.

Since 2020, several states have newly legalized recreational (adult-use) marijuana, including Arizona, Montana, New Jersey, New York, Virginia, Connecticut, New Mexico, Maryland, Minnesota, Ohio, and Delaware. Additionally, Mississippi and Alabama have established medical marijuana programs in recent years. The U.S. Virgin Islands legalized recreational use in January 2023, joining the growing number of U.S. territories with comprehensive cannabis reform.

The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe that we have conducted our business in a manner that does not result in being characterized as an “investment company” under the Investment Company Act because we are primarily engaged in a non-investment company business. Although a portion of our assets may constitute investments in non-controlled entities, we believe that we are not an investment company as defined by the Investment Company Act. While we intend to conduct our operations such that we will not be deemed an investment company, such a determination would require us to initiate burdensome compliance requirements and comply with restrictions imposed by the Investment Company Act that would limit our activities, including limitations on our capital structure and our ability to transact with affiliates, which would have an adverse effect on our financial condition. To avoid such a determination, we may be required to conduct our business in a manner that does not subject us to the requirements of the Investment Company Act, which could have an adverse effect on our business. For example, we may be required to sell certain of our assets and pay significant taxes upon the sale or transfer of such assets

Recent Developments

Sale of Pineapple Consolidated Inc. (PCI)

On January 31, 2025, the Company entered into a Stock Purchase Agreement with Matthew Feinstein, who at the time was the Company's President, Chief Executive Officer, Treasurer, and Director. Pursuant to the agreement, the Company sold its remaining ownership interest in Pineapple Consolidated, Inc. (“PCI”) to Mr. Feinstein in exchange for a $3,000,000 reduction in the outstanding principal amount of a promissory note previously issued by PCI to the Company. As a result of the transaction, the Company no longer retains any ownership interest in PCI. The decision to divest our interest in PCI was part of a broader strategic shift to reduce regulatory exposure associated with direct participation in cannabis operations and to reposition the Company toward technology and consumer-facing ventures. The Company recorded a loss on the disposition of PCI of $14,296 during the fiscal year ended January 31, 2025.

Acquisition of Majority Interest in GROOVY Corporation

On March 5, 2025, subsequent to the end of the fiscal year, the Company completed the acquisition of a majority voting interest in GROOVY Company, Inc. (“GROOVY”), a Wyoming corporation and developer of a centralized, blockchain-based Platform as a Service (PaaS) tailored for the cannabis industry. GROOVY’s platform, built on Hyperledger Fabric, delivers product authentication, intellectual property protection, and seed-to-sale traceability solutions.

Key features of the GROOVY platform include:

•NFT-based QR code authentication to detect and prevent product counterfeiting

•A genetic library (Geno-NFT) for intellectual property registration and automated royalty distribution

•Verified product provenance and lab result tracking

•A consumer-facing mobile app offering rewards-based engagement

•Integration with inventory, compliance, and supply chain systems used by growers, retailers, and regulators

•A data analytics and marketplace environment for ecosystem-wide insights

This strategic acquisition marks the Company’s entry into blockchain-driven authentication and supply chain transparency for the regulated cannabis sector, positioning it at the intersection of cannabis, compliance technology, and Web3 infrastructure.

Item 1A. Risk Factors.

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

Because of the anticipated nature of the products and services that we offer and attempt to develop, it is difficult to accurately forecast revenues and operating results and these items could fluctuate in the future due to a number of factors. These factors may include, among other things, the following:

•Our ability to raise sufficient capital to take advantage of opportunities and generate sufficient revenues to cover expenses.

•Our ability to source strong opportunities with sufficient risk adjusted returns.

•Our ability to manage our capital and liquidity requirements based on changing market conditions generally and changes in the developing legal medical marijuana and recreational marijuana industries.

•The acceptance of the terms and conditions of our services.

•The amount and timing of operating and other costs and expenses.

•The nature and extent of competition from other companies that may reduce market share and create pressure on pricing and investment return expectations.

•Adverse changes in the national and regional economies in which we will participate, including, but not limited to, changes in our performance, capital availability, and market demand.

•Adverse changes in the projects in which we plan to invest, which result from factors beyond our control, including, but not limited to, a change in circumstances, capacity and economic impacts.

•Adverse developments in the efforts to legalize marijuana or increased federal enforcement.

•Changes in laws, regulations, accounting, taxation, and other requirements affecting our operations and business.

•Our operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

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

Among other things, we are required to:

•maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•maintain policies relating to disclosure controls and procedures;

•prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•institute a more comprehensive compliance function, including corporate governance; and

•involve, to a greater degree, our outside legal counsel and accountants in the above activities.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

We do not own any real estate or other properties.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

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

As of January 31, 2025, we have had limited trading volume.

Number of Holders

As of January 31, 2025, the 19,834,550 issued and outstanding shares of common stock were held by a total of 17 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended January 31, 2025 and 2024.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During the year ended January 31, 2024, the Company issued 1,340,000 shares of common stock for an aggregate gross purchase price of $670,000 (equal to a per share purchase price of $0.50).  The issuance paid off debt and the Company received no cash proceeds.

During the year ended January 31, 2025, the company issued 90,000 shares of common stock and received cash proceeds of $45,000 (equal to a per share purchase price of $0.50) and canceled 1,000,000 shares of common stock.

There were 19,834,550 shares of common stock issued and outstanding as of January 31, 2025.

Other Stockholder Matters

None.

Item 6. Selected Financial Data.

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

Results of Operations for the year ended January 31, 2025 and 2024:

Revenue and cost of goods sold

For the years ended January 31, 2025 and 2024 the Company generated total revenue of $16,168 and $0. However, as of January 31, 2025, we determined that most of the revenues were uncollectible, and we recognized bad debt expense of $14,204 for the year ended January 31, 2025. Cost of goods sold for the years ended January 31, 2025 and 2024 was $0 and $0.

Operating expenses

Total expenses for the years ended January 31, 2025 and 2024 were $31,153 and $59,497. The expenses for the year ended January 31, 2025 consisted of bad debt expense of $14,204, general and administrative costs of $18,821 and a loss on the disposal of the Company’s interest in PCI of $14,296.  The expenses for the year ended January 31, 2024 bank charges of $2,020; depreciation expense of $460; legal fees of $10,000; audit fees of $27,000; professional fees of $20,017.

Net Loss

The net loss for the years ended January 31, 2025 and 2024 was $31,153 and $59,497 respectively.

Liquidity, and Capital Resources, and Cash Requirements

During the year ended January 31, 2025, cash used in operations amounted to $45,030.  Uses of cash consisted of a net loss of $31,153, an increase in accounts receivable of $14,204 and a decrease in accounts payable of 15,717, which were offset by depreciation expense of $1,840 and bad debt expense of $14,204. During the year ended January 31, 2024, the Company provided $30 of cash in operating activities, consisting of a net loss of $59,497, which was offset by an increase in accounts payable of $16,491, stock-based compensation of $42,576 and depreciation of $460.

During the years ended January 31, 2025 and 2024 the Company had no investing activities.

During the years ended January 31, 2025 and 2024, the Company generated $45,001 and $0 of cash in financing activities due to the sale of shares of common stock.

As of the year ended January 31, 2024, the Company had cash of $30. Furthermore, the Company had an accumulated deficit of $924,574.

We cannot guarantee that we will manage to sell all the shares required within current offerings. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a public reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations. Accordingly, the Company’s management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If we are unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pineapple Express Cannabis Company.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pineapple Express Cannabis Company (the Company) as of January 31, 2025, and the related statements of income, stockholders’ equity, and cash flows for the period ended January 31, 2025, and the related notes (collectively referred to as the financial statements). The financial statements of Pineapple Express Cannabis Company as of January 31, 2024, were audited by other auditors whose report dated May 30, 2024, expressed an unqualified opinion on those statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025, and the results of its operations and its cash flows for the period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company incurred a net loss of $31,153, working capital deficit of $2,079 an accumulated deficit of $673,646 and holds a cash balance of $0 as at January 31, 2025. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters

Aloba, Awomolo & Partners – PCAOB ID #7275

/s/ Aloba, Awomolo & Partners

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

May 15, 2025

PINEAPPLE EXPRESS CANNABIS COMPANY

Consolidated Balance Sheets

	January 31, 2025	January 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$-	$30
Total Current Assets	-	30

Property, plant and equipment, net	-	1,840
TOTAL ASSETS	$-	$1,870

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	2,079	17,797
Total Current Liabilities	2,079	17,797
TOTAL LIABILITIES	2,079	17,797

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.001 par value. 0 shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.001 par value 19,834,550 and 20,744,550 shares issued and outstanding, respectively	19,835	20,745
Additional paid-in capital	651,732	605,821
Accumulated deficit	(673,646)	(642,493)
Total Stockholders’ Deficit	(2,079)	(15,927)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$1,870

The accompanying notes are an integral part of these consolidated audited financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY

Consolidated Statements of Operations

	For the Years Ended January 31,
	2025	2024

Revenues	$16,168	$-

Operating Expenses
General and administrative expense	18,821	59,497
Bad debt expense	14,204	-
Total operating expenses	33,025	59,497

Net loss from operations	(16,857)	(59,497)

Other income (expense)
Loss on sale of ownership interest in PCI	(14,296)	-
Net loss before taxes	$(31,153)	$(59,497)

Income tax expense	-	-

Net loss	$(31,153)	$(59,497)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	19,834,967	20,301,810

The accompanying notes are an integral part of these consolidated audited financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY

Consolidated Statement of Stockholders’ Deficit

For the Years Ended January 31, 2025 and 2024

	Common Stock
	Shares	Capital	Additional Paid in Capital	Accumulated Deficit	Total
Balance, January 31, 2023	19,004,550	$19,005	$19,641	$(582,996)	$(544,350)
Sale of common stock	1,740,000	1,740	586,180,	-	587,920
Net loss	-	-	-	(59,497)	(59,497)
Balance, January 31, 2024	20,744,550	$20,745	$605,822	$(642,493)	$(15,927)
Sale of common stock	90,000	90	44,911	-	45,001
Cancellation of shares	(1,000,000)	(1,000)	1,000	-	-
Net loss	-	-	-	(31,153)	(31,153)
Balance, January 31, 2025	19,834,550	$19,835	$651,732	$(673,646)	$(2,079)

The accompanying notes are an integral part of these consolidated audited financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY

Consolidated Statements of Cash Flows

	For the Years Ended January 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,153)	$(59,497)
Adjustment to reconcile net loss to net cash provided in operations:
Loss on disposition of PCI	14,269	-
Stock compensation	-	42,576
Depreciation	345	460
Bad debt	14,204	-
Change in assets and liabilities:
Accounts receivable	(14,204)	-
Accounts payable	(28,492)	16,491
Net Cash provided by (used in) operating activities	(45,031)	30

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	45,001	-
Net Cash provided by financing activates	45,001	-

Net change in cash and cash equivalents	(30)	30
Cash and cash equivalents Beginning of period	30	-
Cash and cash equivalents End of period	$-	$30

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities
Assets disposed of in exchange for debt relief	$3,001,495	$-
Liabilities settled via non-cash disposition	$(2,987,199)	$-

The accompanying notes are an integral part of these consolidated audited financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY

Notes to the Consolidated Financial Statements

Note 1 - Description of Business

Pineapple Express Cannabis Company, a Nevada corporation doing business as PINYA XP (the “Company”, “Pineapple Express”, or “PINYA XP”), operates within the legal cannabis industry and is focused on developing cannabis-related business ventures, including brand development, intellectual property licensing, and technology integration. The Company’s common stock is quoted on the OTC Pink Market under the symbol PNXP.

Historically, the Company has operated through various subsidiaries and strategic partnerships to pursue opportunities in cannabis cultivation, distribution, and consumer-facing products. During the fiscal year ended January 31, 2025, the Company continued to evaluate complementary technology platforms to enhance transparency, authenticity, and safety within the cannabis supply chain.

Subsequent Acquisition of GROOVY Company, Inc.

On March 5, 2025, subsequent to the fiscal year end, the Company entered into and consummated a Share Exchange Agreement (the “Agreement”) with GROOVY Company, Inc. f/k/a Santo Mining Corp., a Wyoming corporation (“GROOVY”). Pursuant to the terms of the Agreement, the Company exchanges 5,000,000 shares of its common stock for 350,000,000 shares of GROOVY’s Series A Preferred Stock, resulting in the Company acquiring a majority voting interest in GROOVY. As of the closing date, GROOVY became a majority-owned subsidiary of the Company.

GROOVY is a technology company that has developed a centralized, blockchain-based Platform as a Service (PaaS) leveraging Hyperledger Fabric infrastructure to deliver product authentication, intellectual property protection, and traceability solutions to the cannabis industry. The GROOVY platform uses non-fungible token (NFT) technology, including ERC1155, ERC725X, ERC725Y, and ERC735 standards, to assign secure QR-code tags to cannabis products, enabling verifiable transparency from seed to sale.

Core features of the GROOVY platform include:

•NFT-based QR code authentication to detect and prevent product counterfeiting

•A genetic library (Geno-NFT) for IP registration and automated royalty distribution

•Detailed product provenance and lab test verification

•A consumer-facing mobile application with rewards-based engagement

•Integration tools for growers, retailers, and regulators to access immutable supply chain data

•A marketplace and analytics platform supporting ecosystem-wide insights

The acquisition of GROOVY represents a strategic expansion into blockchain-based authentication and supply chain management technology. This business combination is expected to enhance the Company’s position within the regulated cannabis industry by integrating advanced transparency tools and consumer protection systems into existing and future distribution channels.

The acquisition is intended to qualify as a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. The Company has also assumed certain outstanding convertible notes of GROOVY, which, upon conversion, may result in the issuance of additional shares of common stock of the Company.

The financial results of GROOVY and its subsidiaries will be included in the Company’s consolidated financial statements beginning in the first quarter of fiscal year 2026.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has a January 31 year end.

PINEAPPLE EXPRESS CANNABIS COMPANY

Notes to the Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the valuation allowance for deferred tax assets. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company uses one financial institution for its cash balances and has not maintained cash balances that exceed federally insured limits.

Revenue Recognition

The Company recognizes revenue using the following five-step model pursuant to the guidelines established by ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”:

•Identification of the contract, or contracts, with a customer.

•Identification of the performance obligations in the contract.

•Determination of the transaction price.

•Allocation of the transaction price to the performance obligations in the contract; and

•Recognition of revenue when or as, the Company satisfies a performance obligation.

Fair Value of Financial Instruments

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the Company bases its fair value on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon management’s own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future value.

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the years ended January 31, 2025 and 2024, the Company did not record any impairment losses.

PINEAPPLE EXPRESS CANNABIS COMPANY

Notes to the Consolidated Financial Statements

Stock-Based Compensation

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of warrant issuances or stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. The Company estimates volatility by considering the historical stock volatility. The Company has opted to use the simplified method for estimating the expected term.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two‐step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more‐likely‐than‐not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Based on the Company's history of tax losses, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company believes that its income tax positions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company may in the future become subject to foreign, federal, state and local income taxation though it has not been since inception. The Company is not presently subject to any income tax audit in any taxing jurisdiction.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net income or loss applicable to common shareholders by the weighted average number of common shares during the period. A diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Loss per share data does not include common stock issuable to holders of convertible securities because their effect is anti-dilutive.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

PINEAPPLE EXPRESS CANNABIS COMPANY

Notes to the Consolidated Financial Statements

Note 3 - Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used.

The provision for Federal income tax consists of the following at January 31:

	2025	2024
Federal income tax benefit attributable to:
Net operating loss carryforward	$389,564	$358,411
Less: valuation allowance	(389,564)	(358,411)
Net deferred tax assets	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows at January 31:

	2025	2024
Computed “expected” tax expense (benefit)	$81,808	$(75,266)
Change in valuation allowance	(81,808)	75,266
Actual tax expense	$-	$-

At January 31, 2025, the Company had net operating loss carry forwards of approximately $390,000 that may be offset against future taxable income. No tax benefit has been reported in the January 31, 2025 or 2024 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2025 and 2024.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of January 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 4 - Stockholders’ Equity

Authorized Capital

As of January 31, 2025, the Company was authorized to issue up to 85,000,000 shares of capital stock, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The terms and rights of preferred stock may be designated in one or more series as determined by the Board of Directors in accordance with the Company’s Amended and Restated Articles of Incorporation.

Common Stock

As of January 31, 2025, and January 31, 2024, the Company had 19,834,550 and 20,744,550 shares of common stock issued and outstanding, respectively. During fiscal 2025, 1,000,000 shares of common stock were cancelled and 90,000 shares were sold for cash proceeds of $45,001.

PINEAPPLE EXPRESS CANNABIS COMPANY

Notes to the Consolidated Financial Statements

Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders. Holders of common stock are entitled to receive dividends when and if declared by the Board of Directors. There are no conversion rights, redemption rights, or preemptive rights associated with the common stock.

Preferred Stock

As of January 31, 2025, no preferred shares had been issued. The Board of Directors is authorized to establish one or more series of preferred stock and to fix the designations, preferences, and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of each series, including dividend rights, conversion rights, voting rights, redemption terms, and liquidation preferences.

Subsequent Equity Transactions

On March 5, 2025, subsequent to the fiscal year end, the Company issued 5,000,000 shares of its common stock pursuant to a Share Exchange Agreement with GROOVY Company, Inc. (f/k/a Santo Mining Corp.), in exchange for 350,000,000 shares of Series A Preferred Stock of GROOVY. As a result of the transaction, the Company acquired a controlling interest in GROOVY, which became a majority-owned subsidiary. See Note 1 - Description of Business and Note 11 - Subsequent Events.

Note 5 - Fair Value

The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

•Level 2: inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•Level 3: inputs are unobservable inputs for the asset or liability.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy.  Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon management’s own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors.  Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.  Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows that could significantly affect the results of current or future value.

Cash, prepaid expenses, and accounts payable

In general, carrying amounts approximate fair value because of the short maturity of these instruments.

Related Party Payable

The amount payable to a related party is carried at its face value. Based on the small size of the Company, it is impracticable for the Company to estimate the fair value of this liability.

The Company has no instruments with significant off balance sheet risk.

PINEAPPLE EXPRESS CANNABIS COMPANY

Notes to the Consolidated Financial Statements

Note 6 - Commitments and Contingencies

Contingencies

We face risks related to health epidemics and other outbreaks, which could significantly disrupt the Company’s operations.  The outbreak of pandemics and epidemics could materially and adversely affect the Company’s business. The extent to which a pandemic or other health outbreak impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a virus and the actions to contain it or treat its impact, among others. Pandemics can also result in social, economic, and labor instability which may adversely impact the Company’s business.

Litigation

The Company accrues loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists, and the amount of loss can be reasonably estimated. Costs for professional services associated with litigation claims are expensed as incurred. As of January 31, 2025 and 2024, the Company has not accrued or incurred any amounts for litigation matters.

Note 7 - Net Income (Loss) Per Common Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each year is used to compute basic earnings or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at January 31, 2025, and 2024, respectively. As of January 31, 2025, and 2024, the Company had no dilutive common shares.

Note 8 - Related Party Transactions

Sale of Interest in Pineapple Consolidated, Inc.

On January 31, 2025, the Company entered into a Stock Purchase Agreement with Mr. Matthew Feinstein, the Company’s then-President, Chief Executive Officer, Treasurer, and a member of the Board of Directors. Pursuant to the agreement, the Company sold its remaining 25% ownership interest in Pineapple Consolidated, Inc. (“PCI”) to Mr. Feinstein in exchange for a $3,000,000 reduction in the outstanding principal amount of a promissory note previously issued by PCI to the Company. As a result of the transaction, the Company no longer retains any ownership interest in PCI.

Change in Control and Executive Transition

On January 30, 2025, Mr. Matthew Feinstein and Mr. Shawn Credle collectively sold an aggregate of 16,000,000 shares of the Company’s common stock to Mr. Franjose “Frank” Yglesias for $335,000 in cash pursuant to a Share Purchase Agreement. The transaction resulted in a change in control of the Company.

Following this change in control, on February 12, 2025, Mr. Feinstein resigned from all positions with the Company, including as Chief Executive Officer, President, Director, and Chairman of the Board. On the same date, the Board of Directors appointed Mr. Yglesias as the new Chief Executive Officer, President, Director, and Chairman of the Board.

Mr. Yglesias is also the Chief Executive Officer and controlling shareholder of GROOVY Company, Inc. (“GROOVY”), which was acquired by the Company on March 5, 2025, as described in Note 1 – Description of Business. Accordingly, Mr. Yglesias is considered a related party with respect to transactions between the Company and GROOVY following the change in control.

PINEAPPLE EXPRESS CANNABIS COMPANY

Notes to the Consolidated Financial Statements

Acquisition of GROOVY Company, Inc.

On March 5, 2025, subsequent to the fiscal year end, the Company entered into a Share Exchange Agreement with GROOVY Company, Inc. Under the agreement, the Company agreed to issue 5,000,000 shares of common stock in exchange for 350,000,000 shares of Series A Preferred Stock of GROOVY, resulting in the Company obtaining majority voting control of GROOVY. In connection with the acquisition, the Company also assumed certain outstanding convertible notes of GROOVY, which may convert into common shares of the Company in future periods.

Given Mr. Yglesias’s dual role as CEO of both companies at the time of the transaction, this transaction is considered a related party transaction.

Executive Compensation and Other Transactions

During the fiscal years ended January 31, 2025 and 2024, certain officers and directors, including Mr. Feinstein, provided services to the Company. Other than the transactions described above, there were no material cash or equity compensation arrangements with related parties, and no other transactions required to be disclosed.

Note 9 - Sale of Investment in Pineapple Consolidated, Inc.

On January 31, 2025, the Company entered into a Stock Purchase Agreement with Matthew Feinstein, the Company’s President, Chief Executive Officer, Treasurer, and Director, pursuant to which the Company sold its remaining 25% equity interest in Pineapple Consolidated, Inc. (“PCI”) to Mr. Feinstein. In consideration for the transfer of these shares, the Company agreed to a $3,000,000 reduction in the outstanding principal amount due to the Company under a previously issued $3,000,000 promissory note from PCI.

In connection with the disposition, the Company also transferred certain related assets and liabilities associated with PCI. The assets disposed of consisted of equipment with a carrying value of $1,495 and an intangible asset with a carrying value of $3,000,000, representing the Company’s recorded value of its investment in PCI. In exchange, the Company extinguished $2,966,714 outstanding notes payable and $20,485 of accounts payable and accrued liabilities.

No cash was exchanged in the transaction. The disposition was accounted for as a non-cash investing and financing activity and resulted in a loss of $14,296, calculated as follows:

Description	Amount
Total assets disposed	$3,001,495
Less: Total liabilities settled	(2,987,199)
Loss on disposition	$14,296

The loss has been recorded in other expenses in the consolidated statement of operations for the year ended January 31, 2025.

This transaction was considered a related party transaction, as Mr. Feinstein was an officer and director of the Company.

Note 10 - Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of January 31, 2025, the Company had limited cash resources, an accumulated deficit, and has incurred recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY

Notes to the Consolidated Financial Statements

Management’s plans to address these matters include:

•Acquiring and integrating GROOVY Company, Inc., which has developed a blockchain-based supply chain authentication platform aimed at creating strategic growth opportunities in the cannabis technology sector;

•Pursuing additional financing, through the issuance of equity or debt securities, strategic partnerships, or other capital-raising transactions;

•Business realignments to improve operational efficiency and extend cash runway;

•Commercializing blockchain and authentication technology in existing cannabis distribution networks.

There is no assurance, however, that management will be successful in achieving these plans or that any such funding will be available on acceptable terms or at all. If the Company is unable to generate sufficient revenues or secure adequate financing, it may be required to delay or curtail its business activities, scale back operations, or seek protection under applicable bankruptcy laws.

Accordingly, the Company’s management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. There can be no assurance that the Company will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its business network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty.

Note 11 - Subsequent Events

On March 5, 2025, Pineapple Express Cannabis Company (the “Company”) entered into and closed a Share Exchange Agreement (the “Agreement”) with GROOVY Company, Inc. f/k/a Santo Mining Corp., a Wyoming corporation (“GROOVY”), pursuant to which the Company acquired a controlling interest in GROOVY. Under the terms of the Agreement, the Company agreed to exchange 5,000,000 shares of its common stock for 350,000,000 shares of Series A Preferred Stock of GROOVY. The Series A Preferred Stock entitles the Company to over 51% of the total voting power of GROOVY, resulting in GROOVY becoming a majority-owned subsidiary of the Company effective upon closing.

GROOVY is a technology company that has developed a blockchain-based Platform as a Service (PaaS) designed for transparency, authenticity verification, and supply chain management in the cannabis industry, utilizing NFT-based QR code systems and smart contract infrastructure via Hyperledger Fabric. The platform also offers a genetic library, automated royalty distribution mechanisms, user rewards programs, and data analytics tools.

As part of the transaction, the Company also agreed to assume certain outstanding convertible promissory notes of GROOVY. These notes, which amounted to $3,678,753 as of December 31, 2024, are expected to convert into shares of common stock of the Company under their existing terms. The total number of shares to be issued upon conversion of these notes has not been finalized as of the date of this filing.

The transaction is intended to qualify as a tax-deferred reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, or such other tax-free reorganization or restructuring provisions as may be applicable.

The Share Exchange Agreement contains customary representations, warranties, and covenants. Closing conditions included, among other things, satisfactory due diligence, receipt of necessary approvals, and the absence of a material adverse effect.

In connection with the acquisition, the Company and GROOVY also agreed to changes in the composition of the Company’s board of directors, to take effect following a mutually agreed transition period.

PINEAPPLE EXPRESS CANNABIS COMPANY

Notes to the Consolidated Financial Statements

GROOVY has the following subsidiaries, which became indirect subsidiaries of the Company upon the closing of the transaction:

•BlackFlamingo Ventures, LLC

•Cathay International, LLC

•Santo Blockchain Labs Corporation

•Santo Blockchain Labs of Colombia S.A.S.

In March 2025 and in May 2025, the Company issued 500,000 and 1,000,000 shares of its common stock, respectively, for debt conversions of an aggregate of $150,000, from its GROOVY subsidiary.

The company has evaluated all subsequent events. There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2025 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not maintain appropriate cash controls – As of January 31, 2025, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As of January 31, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of January 31, 2025, the Company’s sole executive officer and director was Matthew Feinstein.

On February 12, 2025, Matthew Feinstein resigned from all positions with the Company, including as Chief Executive Officer, President, Director, and Chairman of the Board. His resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. A copy of Mr. Feinstein’s resignation letter is filed as Exhibit 10.6 to this Form 10-K and was previously disclosed in a Current Report on Form 8-K filed with the SEC on February 19, 2025.

On the same date, the Board of Directors appointed Franjose “Frank” Yglesias to serve as Chief Executive Officer, President, Director, and Chairman of the Board. Mr. Yglesias currently serves in these roles.

As of January 31, 2025, the name, age and titles of our executive officer and director are as follows.

Name and Address of Executive Officer and/or Director	Age	Position
Matthew Feinstein, 12301 Wilshire Blvd. #302, LA CA 90025	55	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

During the past ten years, Matthew Feinstein has not been the subject to any of the following events:

1.Any bankruptcy petition filed by or against any business of which Matthew Feinstein was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Feinstein’s involvement in any type of business, securities or banking activities.

4.Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Exchange Act (15 U.S.C. 78c(a) (26))), any registered entity (as defined in Section 1(a) (29) of the Commodity Exchange Act (7 U.S.C. 1(a) (29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until her respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues.

DIRECTOR INDEPENDENCE

Mr. Feinstein does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to Matthew Feinstein that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us regarding our director’s business and personal activities and relationships as they may relate to us and our management

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of January 31, 2025 and 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Matthew Feinstein,	2025	0	0	0	0	0	0	0	0
President and Treasurer	2024	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its officer.

Matthew Feinstein devoted all his time needed for planning and organizing activities to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There is no annuity, pension or retirement benefit proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of January 31, 2025 and 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Feinstein	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock, owned beneficially as of January 31, 2025 by: (i) each person (including any group), known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Matthew Feinstein	15,000,000 shares of common stock (direct)	75.6%
Common Stock	Shawn Credle	1,000,000 shares of common stock (direct)	5.0%
Common Stock	Marco Rullo	1,000,000 shares of common stock (direct)	5.0%

(1)A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Until his resignation on February 12, 2025, Matthew Feinstein served as our officer, director, control person, and promoter. His resignation was disclosed in a Current Report on Form 8-K filed with the SEC on February 19, 2025. He received no compensation for the placement of any offerings from the Company.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2024, we incurred approximately $31,000 in fees to our principal independent accountants for professional services rendered for the reviews of our financial statements for the quarters ended April 30, 2023, July 31, 2023 and October 31, 2023. In fiscal year ended January 31, 2025, we incurred an aggregate of $5,000 in fees to our principal independent accountants.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

Number	Description
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
3.1

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
10.2

Revenue Sharing Agreement and Promissory Note, by and between Ananas Growth Ventures, Pineapple Express Cannabis Company, and Pineapple Consolidated, Inc., dated as of June 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2024).

10.3

Stock Purchase Agreement between Matthew Feinstein, Pineapple Express Cannabis Company, and Pineapple Consolidated, Inc., dated as of August 9, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2024).

10.4

Stock Purchase Agreement between Matthew Feinstein, Pineapple Express Cannabis Company, and Pineapple Consolidated, Inc., dated as of January 31, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2025).

10.5	Stock Purchase Agreement, (incorporated by reference to Exhibit 5.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 19, 2025).
10.6	Resignation letter of Matthew Feinstein, dated February 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 19, 2025).
10.7	Share Exchange Agreement, (incorporated by reference to Exhibit 5.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2025)
19.1	Insider Trader Policy, adopted by the registrant on May 7, 2024.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Los Angeles on May 15, 2025.

PINEAPPLE EXPRESS CANNABIS COMPANY

By:	/s/ Franjose Yglesias
Name:	Franjose Yglesias
Title:	Chief Executive Officer