Form 10-Q
period 2025-04-30
PINEAPPLE EXPRESS CANNABIS Co
filed 2025-06-23
CIK 1710495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2025

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

i

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

As of June 23, 2025, the Company had 24,834,550 outstanding shares of common stock.

Documents incorporated by reference: None.

ii

PINEAPPLE EXPRESS CANNABIS COMPANY

TABLE OF CONTENTS

iii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations, assumptions, and projections about future events or financial performance and are not guarantees of future results. Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Statements containing words like “believe,” “anticipate,” “endeavor,” “estimate,” “expect,” “project,” “intend,” or similar expressions identify these forward-looking statements. Specifically, statements regarding future growth, market adoption of Groovy’s platform, regulatory developments, technological advancements, and financial performance in the cannabis and cryptocurrency industries are subject to these risks and uncertainties

Factors that could cause actual results to differ materially from those currently anticipated include, but are not limited to: the risks associated with the evolving cannabis market, including but not limited to regulatory uncertainties and changes in laws and regulations; competitive pressures within the cannabis sector; technological disruptions impacting operational efficiency; fluctuations in market demand; variations in product pricing; the ability to effectively penetrate new markets; and the potential financial or reputational impacts from legal, administrative, or regulatory developments. Further, risks relating to the volatile nature of the cryptocurrency market, potential security breaches, fluctuations in token values, and changes in investor sentiment are relevant considerations. These factors, as well as risks relating to the general economy, market volatility, and competitive activity, are further detailed within the “Risk Factors” section of this document.

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

CAUTIONARY STATEMENT REGARDING GROOVY REWARDS

TOKENS NON-SECURITIES DISCLAIMER

Groovy Rewards Tokens are utility tokens designed exclusively for gaming and social media entertainment purposes within the Groovy ecosystem. These tokens do not represent securities, investments, or ownership stakes in any company or entity. They confer no voting rights, profit-sharing entitlements, or other rights typically associated with securities. The tokens are not intended to be purchased as financial investments and have no inherent monetary value outside of our entertainment platform. Any value attributed to these tokens is solely derived from their utility within our gaming and social media applications. Users should acquire these tokens only if they intend to use them for their designated entertainment purposes.

LEGAL STATUS AND PURPOSE

Groovy Rewards Tokens function solely as digital collectibles similar to virtual trading cards or digital art. They exist to enhance consumer experiences within the Groovy ecosystem and to build community engagement.

ABSENCE OF INVESTMENT CHARACTERISTICS

Groovy Rewards Tokens possess none of the defining characteristics of securities or investments: they confer no ownership rights, equity, or stake in any company; holders receive no dividends, profit-sharing, or revenue distributions of any kind; the tokens grant no voting rights or control over any business operations; any fluctuations in perceived value are completely disconnected from company performance or management efforts; and the tokens are not offered as a means to fund business activities, development initiatives, or corporate expansion.

RISK FACTORS

Groovy Rewards Tokens carry significant risks that all participants must acknowledge: they possess absolutely no intrinsic monetary value; they are not backed by any tangible assets or reserves; the issuing companies make no promises, guarantees, or representations regarding any potential future utility or value; the perceived value or utility of tokens may experience extreme volatility, including potentially becoming entirely worthless; and regulatory changes or developments in applicable laws could significantly impact or entirely eliminate the transferability, functionality, or continued existence of the tokens.

APPROPRIATE USE CASES

Groovy Rewards Tokens should ONLY be acquired for legitimate non-financial purposes: as entertainment and engagement collectibles within the Groovy ecosystem; for participation in community events, activities, and exclusive experiences; as a way to explore and interact with blockchain technology functionality; and as an expression of brand appreciation, community membership, and loyalty engagement-under no circumstances should these tokens be acquired with any expectation of profit, financial return, or as any form of investment vehicle.

USER ACKNOWLEDGMENT

By acquiring, holding, or transferring Groovy Rewards Tokens, participants explicitly acknowledge and agree that they understand these are non-financial digital collectibles with no investment characteristics; have absolutely no expectation of profit derived from the managerial or entrepreneurial efforts of any company; fully accept all risks associated with digital collectibles, including potential complete loss of utility or perceived value; will use the tokens exclusively for their intended entertainment and engagement purposes; and are in compliance with all applicable laws and regulations in their jurisdiction regarding digital collectibles and virtual assets.

CAUTIONARY STATEMENT REGARDING PINYA MEME TOKENS NON-SECURITIES DISCLAIMER

The regulatory classification of digital assets, including meme tokens, remains subject to ongoing interpretation and potential changes by federal and state regulators. While we believe our PINYA meme tokens and Groovy platform components do not constitute securities based on current law and the SEC Division of Corporation Finance’s Staff Statement on Meme Coins (February 27, 2025), there can be no assurance that regulators will agree with our analysis. We believe that our platform under the Howey test and related securities law frameworks, but the SEC has not provided formal guidance or approval. Changes in regulatory interpretation or enforcement priorities could require us to register our tokens as securities, cease certain platform operations, implement costly compliance modifications, or face regulatory enforcement actions.

Our PINYA meme tokens are subject to extreme price volatility and speculative trading, and despite our position that these tokens are entertainment products rather than investments, token values may decline to zero, market liquidity may disappear, or regulatory changes could prohibit meme token activities. We maintain 40-60% of PINYA token supply for rewards redemption, creating exposure to token price fluctuations that could impact our financial position and ability to maintain adequate reward inventory. Our business model depends on continued legal cannabis market growth, consumer adoption of our QR-scanning technology, and compliance with evolving state cannabis regulations. This cautionary statement does not constitute legal or investment advice, and our statements regarding the non-securities nature of our platform components reflect our current legal analysis but do not guarantee regulatory acceptance or immunity from enforcement actions.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	April 30, 2025	January 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Intangible assets, net	190,000	-
TOTAL ASSETS	$190,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	71,172	2,079
Accrued compensation	112,500	-
Accrued interest	1,060,291	-
Convertible note payable, net of discount of $6,489 and $0	3,718,891	-
Derivative liability	3,429,126	-
Warrant liability	5,000	-
Total Current Liabilities	8,396,980	2,079
TOTAL LIABILITIES	8,396,980	2,079

Stockholders’ Deficit
Preferred stock Series A: 10,000,000 shares authorized; $0.001 par value. 3,000,800 and 0 shares issued and outstanding, respectively	3,001	-
Common stock: 75,000,000 authorized; $0.001 par value 24,834,550 and 19,834,550 shares issued and outstanding, respectively	24,835	19,835
Additional paid-in capital	(6,901,877)	651,732
Accumulated deficit	(1,332,939)	(673,646)
Total Stockholders’ Deficit	(8,206,980)	(2,079)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$190,000	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,
	2025	2024

Revenues	$-	$1,964

Operating Expenses
Management fees	112,500	-
Stock for services	3,001	-
Professional fees	68,249	-
General and administrative expense	544	5,580
Rent expense	300	-
Total operating expenses	184,594	5,580

Net loss from operations	(184,594)	(3,616)

Other income (expense)
Interest expense	(128,420)	-
Amortization of debt discount	(40,138)	-
Change in derivative	(306,141)	-
Total other income (expense)	(474,699)	-

Net loss before taxes	$(659,293)	$(3,616)

Income tax expense	-	-

Net loss	$(659,293)	$(3,616)

Basic and diluted loss per share	$(0.03)	$(0.00)

Weighted average number of shares outstanding	21,857,022	19,834,967

The accompanying notes are an integral part of these consolidated condensed financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders’ Deficit

For the Periods Ended April 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, January 31, 2024	-	$-	20,744,550	$20,745	$605,822	$(642,493)	$(15,926)
Issuance of common stock	-	-	90,000	90	44,910	-	45,000
Cancellation of common stock	-	-	(1,000,000)	(1,000)	1,000	-	-
Net loss	-	-	-	-		(3,616)	(3,616)
Balance, April 30, 2024	-	$-	19,834,550	$19,835	$651,732	$(646,109)	$25,458

Balance, January 31, 2025	-	$-	19,834,550	$19,835	$651,732	$(673,646)	$(2,079)
Stock issued for acquisition	-	-	5,000,000	5,000	(7,553,609)	-	(7,548,609)
Stock issued for services	3,000,800	3,001	-	-	-	-	3,001
Net loss	-	-	-	-	-	(319,877)	(319,877)
Balance, April 30, 2025	3,000,800	$3,001	24,834,550	$24,835	$(6,901,877)	$(1,332,939)	$(8,206,980)

The accompanying notes are an integral part of these consolidated condensed financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(659,293)	$(3,616)
Adjustment to reconcile net loss to net cash provided in operations:
Change in fair market value of derivatives	306,141	---
Amortization of debt discount	40,138	---
Depreciation and amortization	-	115
Stock issued for services provided	8,001	---
Change in assets and liabilities:
Accounts receivable, net	-	(1,964)
Accounts payable and accrued expenses	69,093	(6,279)
Accrued compensation	112,500	---
Accrued interest	1,060,291	---
Warrant liability	-	---
Net Cash provided by (used in) operating activities	936,871	(11,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of notes payable, related party	(190,000)	---
Net Cash used in investing activates	(190,000)	---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) notes payable, related party	-	11,714
Groovy Company, Inc. Acquisition	(746,871)	---
Net Cash provided by (used in) financing activates	(746,871)	11,714

Net change in cash and cash equivalents	-	(30)
Cash and cash equivalents Beginning of period	-	30
Cash and cash equivalents End of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION

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

On March 5, 2025, the Company issued 5,000,000 shares of its common stock pursuant to a Share Exchange Agreement with GROOVY Company, Inc. (f/k/a Santo Mining Corp.), in exchange for 350,000,000 shares of Series A Preferred Stock of GROOVY. As a result of the transaction, the Company acquired a controlling interest in GROOVY, which became a majority-owned subsidiary.

NATURE OF BUSINESS

PINYA XP operates as a comprehensive artificial intelligence-powered data analytics platform that delivers strategic market intelligence to the legal cannabis industry. The company addresses the fundamental challenge facing cannabis enterprises: the need for reliable, real-time market data in a rapidly evolving industry characterized by complex regulatory frameworks and fragmented market conditions across multiple jurisdictions.

The company leverages its proprietary GROOVY Platform as a Service infrastructure to systematically collect, aggregate, and analyze cannabis industry data through advanced blockchain technology, machine learning algorithms,

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

and incentivized participation models. This integrated approach enables PINYA XP to provide actionable business intelligence that supports strategic decision-making across the entire cannabis supply chain.

PINYA XP’s business model centers on monetizing comprehensive market intelligence through the sale of AI-powered marketing analysis to cannabis enterprises seeking competitive advantages in their respective markets. The platform combines enterprise-grade data security with innovative cryptocurrency incentive mechanisms to create a sustainable ecosystem that benefits all participants while generating substantial revenue streams.

GROOVY PLATFORM ARCHITECTURE

Blockchain Infrastructure Foundation

The GROOVY Platform operates on Hyperledger Fabric, an enterprise-grade permissioned blockchain network that ensures complete data integrity, immutability, and regulatory compliance. This blockchain architecture addresses the cannabis industry’s unique requirements for secure data sharing while maintaining strict privacy controls and audit capabilities across multiple regulatory jurisdictions.

The permissioned nature of Hyperledger Fabric restricts network access to authorized participants only, creating a trusted environment where cannabis businesses can confidentially share sensitive operational data. This approach ensures compliance with varying state regulations while enabling comprehensive market intelligence aggregation that would be impossible through traditional data collection methods.

Comprehensive Data Collection Methodology

The platform implements multiple sophisticated data collection mechanisms that capture information throughout the entire cannabis ecosystem. The foundation of this system relies on NFT-based product authentication, where each cannabis product receives a cryptographically unique QR code containing a non-fungible token that serves as an immutable digital certificate.

Consumer interactions with these QR codes generate continuous streams of real-time market intelligence, capturing product preferences, geographic demand patterns, purchasing behaviors, and consumption trends. This dual-purpose system provides consumers with product verification and authentication while simultaneously contributing valuable market research data to the platform’s comprehensive database.

The platform’s Geno-NFT system maintains a sophisticated genetic library that tracks cannabis intellectual property, strain performance metrics, yield optimization data, and cultivation success rates across diverse geographic regions and environmental conditions. This system captures breeding data, phenotype performance analytics, royalty distribution patterns, and licensing arrangements, providing comprehensive insights into genetic trends and intellectual property valuations within the cannabis industry.

Supply Chain Integration Capabilities

GROOVY’s data collection extends across four critical stages of the cannabis supply chain. Cultivation integration captures environmental monitoring data, nutrient program specifications, harvest yield analytics, and quality assessment metrics. Processing integration monitors extraction methodologies, product formulation processes, batch testing protocols, and manufacturing efficiency measurements.

Distribution tracking provides real-time inventory movement analysis, wholesaler preference identification, regional demand pattern recognition, and logistics performance optimization. Retail integration encompasses point-of-sale transaction analysis, customer demographic profiling, purchasing pattern identification, and inventory turnover optimization across dispensary networks.

The consumer-facing mobile application creates value exchange relationships where users receive product information, strain details, user reviews, and reward incentives in exchange for voluntary data contribution. This approach transforms traditional market research paradigms by creating sustainable participation models where consumers actively contribute to market intelligence generation while receiving tangible benefits.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

ARTIFICIAL INTELLIGENCE AND MACHINE LEARNING APPLICATIONS

Advanced Analytics Capabilities

The platform’s artificial intelligence systems transform comprehensive raw data into actionable business intelligence through sophisticated machine learning algorithms designed specifically for cannabis industry applications. These systems excel at identifying complex patterns and correlations that would be impossible for human analysts to detect manually, including subtle relationships between environmental conditions and consumer purchasing behaviors, regulatory changes and market dynamics, and demographic shifts and product preferences.

The machine learning algorithms continuously improve their predictive accuracy as additional data becomes available, creating increasing returns for platform participants and enhancing the value of analytical insights over time. This continuous learning approach ensures that market intelligence becomes more precise and reliable as platform adoption expands.

Predictive Market Intelligence

Demand forecasting capabilities analyze seasonal consumption patterns, regulatory impact scenarios, demographic transitions, and economic indicators to predict future market conditions and demand patterns across different product categories and geographic regions. These predictive models enable cannabis businesses to optimize cultivation planning, inventory management, expansion strategies, and product development initiatives.

The system provides comprehensive new product launch success prediction using historical performance data and current market condition analysis. This capability helps businesses reduce risk and increase success probability for product introductions while identifying market opportunities and expansion possibilities across different jurisdictions.

Consumer segmentation analysis creates detailed consumer profiles based on purchasing behavior, product preferences, consumption methods, desired effects, and lifestyle characteristics. These sophisticated behavioral clustering algorithms develop comprehensive psychographic profiles that reveal consumer motivations, values, and decision-making processes, enabling businesses to develop targeted marketing strategies and optimize product portfolios.

Competitive Intelligence and Market Analysis

The platform delivers comprehensive competitive analysis that tracks market share changes, pricing strategies, product innovations, and performance metrics across brands, companies, and geographic regions. This intelligence enables businesses to understand their competitive position, identify market opportunities, and develop strategic responses to competitive threats while benchmarking performance against industry leaders.

Market dynamics analysis provides insights into consolidation trends, regulatory impacts, emerging competitive threats, and long-term strategic considerations that affect business planning and investment decisions. This comprehensive competitive intelligence would be impossible for individual businesses to conduct independently due to the scale and complexity of data required.

REVENUE GENERATION MODEL

Market Intelligence Monetization

PINYA XP generates revenue through the sale of comprehensive AI-powered marketing analysis to cannabis enterprises requiring strategic insights for competitive positioning and operational optimization. This business model leverages the platform’s unique access to real-time, comprehensive market data to provide intelligence products that significantly exceed the value and accuracy of traditional market research approaches.

The company’s revenue model creates sustainable competitive advantages by transforming the comprehensive data collected through the GROOVY platform into premium market intelligence products that cannabis businesses cannot

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

obtain elsewhere. The continuous data collection and AI-powered analysis enable PINYA XP to offer insights based on actual market transactions and consumer behaviors rather than limited survey data or small sample sizes.

Product Portfolio and Customer Segmentation

The company offers multiple categories of market intelligence products designed to address specific business requirements within the cannabis industry. Market trend analysis products examine seasonal demand patterns, emerging product categories, shifting consumer preferences, and regulatory impact assessments across different demographics and geographic regions.

Competitive analysis products provide detailed insights into brand performance, market share analysis, pricing strategy evaluation, product performance comparisons, and strategic positioning across competitive landscapes. Consumer behavior analysis represents the most valuable product category, delivering detailed insights into consumer discovery processes, evaluation criteria, purchasing decisions, and usage patterns across different market segments.

Regulatory impact analysis helps businesses understand how changing legal frameworks affect market opportunities, compliance requirements, and strategic planning considerations. This analysis becomes particularly valuable as new jurisdictions legalize cannabis or existing markets modify their regulatory structures.

Pricing Strategies and Revenue Optimization

The platform serves diverse customer segments through flexible pricing structures that accommodate different business sizes and intelligence requirements. Small dispensaries may purchase basic market reports for local market analysis, while large multi-state operators invest in comprehensive competitive intelligence across all operational markets.

Subscription-based pricing models provide ongoing access to updated analysis and real-time market intelligence dashboards, creating predictable recurring revenue streams while ensuring customers maintain access to current insights. Custom analysis projects serve businesses with specific strategic questions or unique market situations, such as market entry analysis for expansion planning or consumer preference research for new product development.

This revenue model succeeds because it creates measurable value for all ecosystem participants while enabling PINYA XP to monetize the comprehensive market intelligence generated through platform participation. The AI-powered approach ensures that insights become more accurate and valuable over time, creating increasing returns that benefit both the company and its customers.

TOKEN ECONOMY AND INCENTIVE FRAMEWORK

GROOVY Rewards System

The platform implements sophisticated economic incentives that encourage voluntary participation in the comprehensive data collection ecosystem. This approach addresses limitations of traditional market research methodologies by creating ongoing incentives for continuous data sharing from large participant populations rather than relying on limited surveys or focus groups.

Consumer engagement activities that generate rewards include product authentication scanning, detailed product review submission, consumption pattern and preference data sharing, loyalty program participation, and market research survey completion. Business participants earn rewards through supply chain data contribution, point-of-sale and compliance system integration, verified dataset provision, and strategic partner onboarding facilitation.

PINYA Meme Token Structure and Integration

PINYA operates as a meme token within the Solana blockchain ecosystem, deriving primary value from community engagement and trading activity rather than direct platform utility functions. This structure creates a sophisticated dual-blockchain approach where GROOVY rewards exist on the secure Hyperledger infrastructure while PINYA tokens trade freely on Solana’s decentralized exchanges.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

The company maintains strategic ownership of forty to sixty percent of all PINYA tokens, serving as the bridge between the centralized Hyperledger system and the decentralized Solana ecosystem. When participants accumulate GROOVY rewards through platform activities, they may redeem these rewards for PINYA tokens using the company’s treasury holdings, creating a unidirectional flow from the enterprise blockchain to the public trading environment.

Liquidity Pool and Trading Mechanisms

PINYA maintains dedicated liquidity pools on Solana that function as automated market makers, ensuring continuous token availability for purchase and sale transactions. This liquidity infrastructure provides real market value that fluctuates based on supply and demand dynamics, creating potential value appreciation opportunities for participants who convert GROOVY rewards to tradeable tokens.

The company’s substantial token holdings provide market stabilization while ensuring redemption availability regardless of trading activity levels. This flexibility enables the company to source tokens for reward redemptions from either treasury holdings or liquidity pools depending on market conditions, maintaining system reliability while participating in potential token value appreciation.

STRATEGIC MARKET POSITION AND COMPETITIVE ADVANTAGES

Sustainable Competitive Differentiation

PINYA XP’s integrated approach creates substantial competitive advantages that would be difficult for competitors to replicate due to the comprehensive nature of the platform’s data collection and the network effects generated by increasing participation. The real-time processing capabilities provide immediate insights that enable faster business decision-making compared to traditional market research approaches that require weeks or months for completion.

The regulatory compliance features address fundamental cannabis industry challenges by ensuring that data collection and sharing activities occur within legal frameworks across different jurisdictions. The industry-specific AI models represent significant development investments and training on cannabis-specific data, creating algorithms that understand unique market dynamics better than generic business intelligence tools.

The blockchain security infrastructure provides data integrity guarantees essential for businesses making strategic decisions based on platform insights. The comprehensive data coverage spanning the entire supply chain creates network effects where platform value increases exponentially as more participants join the ecosystem.

Long-Term Value Creation

The token-based incentive economy creates sustainable participation by aligning interests of all ecosystem participants. Unlike traditional market research where companies pay for limited data access, GROOVY creates ongoing value for data contributors while providing comprehensive insights to data users, establishing a self-reinforcing cycle of participation and value creation.

The multi-chain Web3 integration positions the platform for expansion into broader decentralized finance ecosystems, potentially creating additional revenue streams and partnership opportunities as the cryptocurrency economy evolves. The platform creates significant switching costs for participants because leaving the ecosystem means losing access to comprehensive market intelligence that becomes increasingly difficult to replicate as platform adoption grows.

Conclusion

PINYA XP represents a fundamental transformation in cannabis industry market intelligence creation and distribution. The platform’s integration of blockchain security, artificial intelligence analysis, and cryptocurrency incentive mechanisms creates a self-sustaining ecosystem where all participants benefit from contributing to and accessing comprehensive market intelligence while generating substantial revenue opportunities for the company.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

The platform’s success depends on achieving network effects where increased participation creates exponentially greater value for all users. As additional businesses and consumers join the ecosystem, the quality and comprehensiveness of market intelligence improves, creating stronger incentives for continued participation and platform growth.

This comprehensive approach addresses fundamental challenges facing the cannabis industry, including information asymmetries, regulatory compliance complexities, and the critical need for reliable market intelligence in a rapidly evolving market environment. By providing solutions to these challenges while creating measurable economic value for all participants, PINYA XP positions itself as essential infrastructure supporting the cannabis industry’s continued growth and market maturation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company includes obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FISCAL YEAR END

The Company elected January 31, as its fiscal year ending date.

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company uses one financial institution for its cash balances and has not maintained cash balances that exceed federally insured limits.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

RELATED PARTIES

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

REVENUE RECOGNITION

The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, which is effective for public business entities with annual reporting periods beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures and there was no cumulative effect of the adoption of ASC 606.

Revenue is recognized when all of the following criteria are met:

•Identification of the contract, or contracts, with a customer

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) we determine that collection of substantially all consideration to which it will be entitled in exchange for goods or services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

•Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

•Determination of the transaction price

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer. Constraints are applied when estimating variable considerations based on historical experience where applicable.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

•Allocation of the transaction price to the performance obligations in the contract

All current contracts are of a single performance obligation thus the entire transaction price is allocated to the single performance obligation. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, geographic location, overall strategic objective, market conditions and internally approved pricing guidelines related to the performance obligation.

•Recognition of revenue when, or as, we satisfy performance obligation

We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

The Company did not generated revenue for the three months ended April 30, 2025 and 2024.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 -Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2 -Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 - Intangible - goodwill and other, in accounting for its intangible assets.  Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years.  The balance at April 30, 2025 and January 31, 2025 was $190,000 and $0, respectively.

	April 30, 2025	January 31, 2025
Intellectual property	$190,000	$-
Less: Accumulated amortization and impairment	-	-
Totals	$190,000	$-

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

IMPAIRMENT OF LONG- LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-0 through 15-5, Impairment or Disposal of Long- Lived Assets.

DERIVATIVE LIABILITIES

Derivative liabilities include the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument. At April 30, 2025 and January 31, 2025, the Company had $3,429,126 and $0 derivative liability, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of January 31, 2025.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

As of January 31, 2025, the Company had unused net operating loss carry forwards of $390,000 available to reduce federal taxable income. The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 are able to be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

No deferred tax assets or liabilities were recognized as of January 31, 2025 or 2024.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each year is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at April 30, 2025 and at January 31, 2025. At April 30, 2025 and January 31, 2025, the Company had no dilutive potential common shares.

SHARE-BASED EXPENSE

ASC 718, Compensation - Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense was $3,001 and $0 for the three months ending April 30, 2025 and 2024, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of April 30, 2025 and January 31, 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 - INTANGIBLE PROPERTY

The Company purchased the rights in the amount of $190,000 to and further developed the Intellectual Property below:

•Goovy Platform

The Company recorded the property and intangibles as an intangible asset.  The valuation of the properties was booked at Fair Market Value.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE

The following table represents the convertible notes payable at April 30, 2025.  Per footnote 2, all convertible notes payable are in default.

Date of Note Issuance	April 30, 2025	January 31, 2025	Maturity Date	Conversion Terms	Name of Noteholder
2/14/17	2,800	2,800	8/14/17	See Footnote 1	Joseph Canouse
12/11/18	5,000	5,000	12/10/19	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
1/10/19	5,000	5,000	1/10/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/11/19	5,000	5,000	2/11/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/21/19	5,000	5,000	10/21/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
11/13/19	6,250	6,250	11/13/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
1/13/21	5,000	5,000	1/13/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
2/10/21	27,000	27,000	2/10/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/12/21	104,000	104,000	3/12/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/19/21	104,000	104,000	3/19/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/9/21	37,000	37,000	4/9/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/21/21	52,000	52,000	4/21/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/10/21	104,000	104,000	5/10/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/27/21	156,000	156,000	5/27/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/18/21	104,000	104,000	6/18/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/3/21	104,000	104,000	8/3/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/5/21	15,000	15,000	10/5/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/20/21	100,000	100,000	10/20/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
12/17/21	75,000	75,000	12/17/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
12/30/21	50,000	50,000	12/30/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
3/7/22	100,000	100,000	3/7/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/13/22	50,000	50,000	5/13/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/06/22	38,500	38,500	10/06/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/27/22	16,500	16,500	10/27/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/1/22	30,000	30,000	12/1/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

Date of Note Issuance	April 30, 2025	January 31, 2025	Maturity Date	Conversion Terms	Name of Noteholder
12/22/22	49,500	49,500	12/22/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/9/23	27,500	27,500	2/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/9/23	22,000	22,000	3/10/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/3/23	26,950	26,950	4/3/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/9/23	22,000	22,000	6/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/23/23	16,500	16,500	6/23/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/1/23	33,000	33,000	8/1/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/21/23	27,500	27,500	8/21/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
9/19/23	3,190	3,190	9/19/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/2/23	27,500	27,500	10/2/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/23/23	16,500	16,500	10/23/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
11/9/23	22,000	22,000	11/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/11/23	33,000	33,000	12/11/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
1/26/24	22,000	0	1/26/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/15/24	22,000	0	2/15/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/11/24	16,500	0	3/11/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/14/24	35,000	0	4/14/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/20/24	25,000	0	5/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/20/24	22,500	0	6/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
7/26/24	17,500	0	7/26/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/20/24	17,500	0	8/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
9/19/24	17,500	0	9/19/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
Sub-totals	$ 1,823,690	$ 0
Default Principal(2)	$ 1,862,690	$ 0
Less: Debt Discount	(6,489)	$ 0

Footnote 1 -Lowest of 75% of issuance day price or 50% lowest bid price in 30 days prior to conversion

Footnote 2 -Cross-Default. Upon the occurrence and during the continuation of any Event of Default, THE NOTE SHALL BECOME IMMEDIATELY DUE AND PAYABLE AND THE BORROWER SHALL PAY TO THE HOLDER, IN FULL SATISFACTION OF ITS OBLIGATIONS HEREUNDER, AN AMOUNT EQUAL TO 200% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment (the “Mandatory Prepayment Date”) plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof (the then outstanding principal amount of this Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the “Default Amount”) and all other amounts payable hereunder shall immediately become due and payable, all

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

without demand, presentment or notice, all of which hereby are expressly waived, together with all costs, including, without limitation, legal fees and expenses, of collection, and the Holder shall be entitled to exercise all other rights and remedies available at law or in equity.

Below is a sample of the first two notes per the cross-default clause.

		200% of	Accrued	Default	Section
Note	Current	Principal	Interest	Interest	1.3 & 1.4(g) fees	Total Due
Date	Principal	(W)	(X)	(Y)	1 (Z)	(W+X+Y+Z)
2/14/2017	$ 2,800	$ 5,600	$ 2,658	$ 1,646	$ -	$ 9,904
1/10/2019	$ 5,000	$ 10,000	$ 2,985	$ 1,988	$ -	$ 14,973

1 (Z) is unknown and cannot be calculated unless the fees are provided by the lender at conversion.

NOTE 5 - ACCRUED INTEREST

The Company’s accrued interest consisted of the following:

	April 30, 2025	January 31, 2025
Carpathia, LLC	$153,330	$-
JP Carey, LLC	906,961	-
Total Accrued Interest	$1,060,291	$-

NOTE 6 - RELATED PARTY TRANSACTIONS

EMPLOYMENT AND BOARD OF DIRECTOR AGREEMENTS

The Company executed employment and board of director agreements with its key employees, the controlling shareholders, who are its officers and directors of the Company.

Mr. Franjose Yglesias, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

Mr. Kevin Jodrey, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

Mr. Marc Williams, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the above-mentioned agreements.  Payments on behalf of the Company and accruals made under contractual obligation are accrued.  As of April 30, 2025, and January 31, 2025 accrued expenses were $112,500 and $0, respectively.

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

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

Mr. Yglesias is also the Chief Executive Officer and controlling shareholder of GROOVY Company, Inc. (“GROOVY”), which was acquired by the Company on March 5, 2025, as described in Note 1 - Description of Business. Accordingly, Mr. Yglesias is considered a related party with respect to transactions between the Company and GROOVY following the change in control.

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

NOTE 7 - STOCKHOLDERS’ EQUITY AUTHORIZED CAPITAL

As of April 30, 2025, the Company was authorized to issue up to 85,000,000 shares of capital stock, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The terms and rights of preferred stock may be designated in one or more series as determined by the Board of Directors in accordance with the Company’s Amended and Restated Articles of Incorporation.

Common Stock

As of April 30, 2025, and January 31, 2025, the Company had 24,834,550 and 19,834,550 shares of common stock issued and outstanding, respectively. During fiscal 2025, 1,000,000 shares of common stock were cancelled and 90,000 shares were sold for cash proceeds of $45,001.

Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders. Holders of common stock are entitled to receive dividends when and if declared by the Board of Directors. There are no conversion rights, redemption rights, or preemptive rights associated with the common stock.

Preferred Stock

As of April 30, 2025, 3,000,800 preferred shares have been issued. The Board of Directors is authorized to establish one or more series of preferred stock and to fix the designations, preferences, and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of each series, including dividend rights, conversion rights, voting rights, redemption terms, and liquidation preferences.

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

Warrants And Options

The Company has one (1) Warrant outstanding as of April 30, 2025, which contains standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s Common Stock or capital structure, the warrant has no participating rights for any losses: The Warrant was issued in connection with the convertible note executed on June 23, 2023. The Warrant is convertible into the Company’s Common Stock at an Exercise Price equal to $0.0001 of the price per share of the Company’s Common Stock. This warrant contains a cashless exercise provision.

The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the valuation as equity instruments. The warrants are marked-to-market each reporting period, which will have an impact to earnings. Any future exercises of the warrants will be recorded as cash

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

received and recorded in cash, with a corresponding increase to Common Stock and additional paid-in capital in equity.

As of April 30, 2025, the warrant liability had an initial value of $5,000 based on 100,000,000 shares of Common Stock underlying the Warrant, the following assumptions were observed:

Fair value assumptions - warrant liability	4/30/2025
Risk-free interest rate	5.25%
Expected lives (years)	7.0
Expected price volatility	141.52%

NOTE 8 - SALE OF INVESTMENT IN PINEAPPLE CONSOLIDATED, INC.

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the company has analyzed its operations subsequent to April 30, 2025, through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events discussed below.

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

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the three months ended April 30 2025 and 2024:

Revenue and cost of goods sold

The company had no revenues for the three months ended April 30, 2025 and 2024.

Operating expenses

Total expenses for the three months ended April 30 , 2025 and 2024 were $184,594 and $5,580, respectively. The expenses for the three months ended April 30, 2025 and 2024 consisted of management compensation of $112,500 and $0 respectively; stock issued for services of $3,001 and $0, respectively; professional fees of $68,249 and $0, respectively; general and administrative costs of $544 and $5,580, respectively and rent expense of $300 and $0, respectively.

Net Loss

The net loss for the three months ended April 30, 2025 and 2024 was $184,594 and $5,580 respectively.

Liquidity, and Capital Resources, and Cash Requirements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of April 30, 2025, the Company had $0 in cash and cash equivalents. The Company has not generated revenues and has relied primarily upon capital generated from public and private offerings of its securities.

The Company sustained a loss of $659,293 for the three ended April 30, 2025 and $3,616 for the three months ended April 30, 2024.  The Company has accumulated losses totaling $1,332,939 at April 30, 2025.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through our borrowing and the support of our shareholders. At April 30, 2025, we had a working capital deficit of $8,396,980. Our working capital deficit is due to the results of operations.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the three months ended April 30, 2025 and 2024 as presented below:

	For the Three Months Ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(659,293)	$(3,616)
Adjustment to reconcile net loss to net cash provided in operations:
Change in fair market value of derivatives	306,141	---
Amortization of debt discount	40,138	---
Depreciation and amortization	-	115
Stock issued for services provided	8,001	---
Change in assets and liabilities:
Accounts receivable, net	-	(1,964)
Accounts payable and accrued expenses	69,093	(6,279)
Accrued compensation	112,500	---
Accrued interest	1,060,291	---
Warrant liability	-	---
Net Cash provided by (used in) operating activities	936,871	(11,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of notes payable, related party	(190,000)	---
Net Cash used in investing activates	(190,000)	---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) notes payable, related party	-	11,714
Groovy Company, Inc. Acquisition	(746,871)	---
Net Cash provided by (used in) financing activates	(746,871)	11,714

Net change in cash and cash equivalents	-	(30)
Cash and cash equivalents Beginning of period	-	30
Cash and cash equivalents End of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

We cannot guarantee that we will manage to sell all the shares required within current offerings. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a public reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations. Accordingly, the Company’s management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve or maintain cash- flow-positive operating results. If we are unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.

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

1.We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls - As of January 31, 2025, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls - As of January 31, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2025, the Company issued unregistered equity securities as follows:

None.

The above securities issuances (if any) were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Regulation D and Section 4(a)(2), as applicable under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K promulgated under the Exchange Act

Item 6. Exhibits

The following exhibits are included as part of this report by reference:

Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Description
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

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