Form 10-Q/A
period 2025-04-30
PINEAPPLE EXPRESS CANNABIS Co
filed 2025-06-26
CIK 1710495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q/A

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

PINEAPPLE EXPRESS CANNABIS COMPANY

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Pineapple Express Cannabis Company (the “Company”) for the period ended April 30, 2025, originally filed on June 23, 2025 (the “Original Filing”), is being filed solely to correct certain errors in the financial statements and to date the signature page. Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

The Company’s Principal Executive Officer and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31 and 32).

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

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(659,293)	$(3,616)
Adjustment to reconcile net loss to net cash provided in operations:
Change in fair market value of derivatives	306,141	---
Amortization of debt discount	40,138	---
Depreciation and amortization	-	115
Stock issued for services provided	8,001	---
Change in assets and liabilities:
Accounts receivable, net	-	(1,964)
Accounts payable and accrued expenses	69,093	(6,279)
Accrued compensation	112,500	---
Accrued interest	1,060,291	---
Warrant liability	-	---
Net Cash provided by (used in) operating activities	936,871	(11,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(190,000)	---
Net Cash used in investing activates	(190,000)	---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) notes payable, related party	-	11,714
Groovy Company, Inc. Acquisition	(746,871)	---
Net Cash provided by (used in) financing activates	(746,871)	11,714

Net change in cash and cash equivalents	-	(30)
Cash and cash equivalents Beginning of period	-	30
Cash and cash equivalents End of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE

The following table represents the convertible notes payable at April 30, 2025.  Per footnote 2, all convertible notes payable are in default.

Date of Note Issuance	April 30, 2025	January 31, 2025	Maturity Date	Conversion Terms	Name of Noteholder
2/14/17	2,800	0	8/14/17	See Footnote 1	Joseph Canouse
12/11/18	5,000	0	12/10/19	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
1/10/19	5,000	0	1/10/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/11/19	5,000	0	2/11/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/21/19	5,000	0	10/21/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
11/13/19	6,250	0	11/13/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
1/13/21	5,000	0	1/13/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
2/10/21	27,000	0	2/10/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/12/21	104,000	0	3/12/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/19/21	104,000	0	3/19/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/9/21	37,000	0	4/9/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/21/21	52,000	0	4/21/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/10/21	104,000	0	5/10/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/27/21	156,000	0	5/27/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/18/21	104,000	0	6/18/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/3/21	104,000	0	8/3/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/5/21	15,000	0	10/5/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/20/21	100,000	0	10/20/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
12/17/21	75,000	0	12/17/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
12/30/21	50,000	0	12/30/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
3/7/22	100,000	0	3/7/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/13/22	50,000	0	5/13/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/06/22	38,500	0	10/06/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/27/22	16,500	0	10/27/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/1/22	30,000	0	12/1/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

Date of Note Issuance	April 30, 2025	January 31, 2025	Maturity Date	Conversion Terms	Name of Noteholder
12/22/22	49,500	0	12/22/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/9/23	27,500	0	2/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/9/23	22,000	0	3/10/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/3/23	26,950	0	4/3/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/9/23	22,000	0	6/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/23/23	16,500	0	6/23/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/1/23	33,000	0	8/1/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/21/23	27,500	0	8/21/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
9/19/23	3,190	0	9/19/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/2/23	27,500	0	10/2/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/23/23	16,500	0	10/23/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
11/9/23	22,000	0	11/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/11/23	33,000	0	12/11/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
1/26/24	22,000	0	1/26/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/15/24	22,000	0	2/15/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/11/24	16,500	0	3/11/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/14/24	35,000	0	4/14/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/20/24	25,000	0	5/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/20/24	22,500	0	6/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
7/26/24	17,500	0	7/26/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/20/24	17,500	0	8/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
9/19/24	17,500	0	9/19/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
Sub-totals	$ 1,823,690	$ 0
Default Principal(2)	$ 1,862,690	$ 0
Less: Debt Discount	(6,489)	$ 0

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

Common Stock

As of April 30, 2025, and January 31, 2025, the Company had 24,834,550 and 19,834,550 shares of common stock issued and outstanding, respectively. During fiscal 2025, 1,000,000 shares of common stock were cancelled and 90,000 shares were sold for cash proceeds of $45,000.

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
Dated: June 26, 2025
	By:	/s/ Franjose Yglesias
	Name:	Franjose Yglesias
	Title:	Chief Executive Officer, President and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)