Form 10-Q
period 2025-07-31
PINEAPPLE EXPRESS CANNABIS Co
filed 2025-09-09
CIK 1710495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2025

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

As of September 5, 2025, the Company had 37,562,047 outstanding shares of common stock.

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

CAUTIONARY STATEMENT REGARDING PINYA MEME TOKENS NON-SECURITIES DISCLAIMER

The regulatory classification of digital assets, including meme tokens, remains subject to ongoing interpretation and potential changes by federal and state regulators. While we believe our PINYA meme tokens and Groovy platform components do not constitute securities based on current law and the SEC Division of Corporation Finance's Staff Statement on Meme Coins (February 27, 2025), there can be no assurance that regulators will agree with our analysis. We believe that our platform under the Howey test and related securities law frameworks, but the SEC has not provided formal guidance or approval. Changes in regulatory interpretation or enforcement priorities could require us to register our tokens as securities, cease certain platform operations, implement costly compliance modifications, or face regulatory enforcement actions.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	July 31, 2025	January 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Intangible assets, net	190,000	-
TOTAL ASSETS	$190,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	192,268	2,079
Accrued compensation	225,000	-
Accrued interest	1,160,847	-
Convertible note payable, net of discount of $0 and $0	3,725,380	-
Derivative liability	3,059,100	-
Warrant liability	5,000	-
Total Current Liabilities	8,367,595	2,079
TOTAL LIABILITIES	8,367,595	2,079

Stockholders’ Deficit
Preferred stock Series A: 10,000,000 shares authorized; $0.001 par value. 3,000,800 and 0 shares issued and outstanding, respectively	3,001	-
Common stock: 75,000,000 authorized; $0.001 par value 37,562,047 and 19,834,550 shares issued and outstanding, respectively	37,562	19,835
Additional paid-in capital	(6,901,877)	651,732
Accumulated deficit	(1,316,281)	(673,646)
Total Stockholders’ Deficit	(8,177,595)	(2,079)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$190,000	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2025	2024	2025	2024

Revenues	$-	$9,872	$-	$11,836

Operating Expenses
Management fees	112,500	-	225,000	-
Stock for services	12,727	-	15,728	-
Professional fees	119,709	-	187,958	-
General and administrative expense	1,087	5,580	1,631	11,160
Rent expense	300	-	600	-
Total operating expenses	246,323	5,580	430,917	11,160

Net income (loss) from operations	(246,323)	4,292	(430,917)	676

Other income (expense)
Interest expense	(100,556)	-	(228,976)	-
Amortization of debt discount	(6,489)	-	(46,627)	-
Change in derivative	370,026	-	63,885	-
Total other income (expense)	262,981	-	(211,718)	-

Net income (loss) before taxes	$16,658	$4,292	$(642,635)	$676

Income tax expense	-	-	-	-

Net income (loss)	$16,658	$4,292	$(642,635)	$676

Basic and diluted loss per share	$0.00	$0.00	$(0.02)	$0.00

Weighted average number of shares outstanding	30,389,771	19,836,217	26,293,557	19,836,217

The accompanying notes are an integral part of these consolidated condensed financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders’ Deficit

For the Periods Ended July 31, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, January 31, 2024	-	$-	20,744,550	$20,745	$605,822	$(642,493)	$(15,926)
Issuance of common stock	-	-	90,000	90	44,910	-	45,000
Cancellation of common stock	-	-	(1,000,000)	(1,000)	1,000	-	-
Net loss	-	-	-	-		(3,616)	(3,616)
Balance, April 30, 2024	-	-	19,834,550	19,835	651,732	(646,109)	25,458
Net income	-	-	-	-		4,292	4,292
Balance, July 31, 2024	-	$-	19,834,550	$19,835	$651,732	$(641,817)	$29,750

Balance, January 31, 2025	-	$-	19,834,550	$19,835	$651,732	$(673,646)	$(2,079)
Stock issued for acquisition	-	-	5,000,000	5,000	(7,553,609)	-	(7,548,609)
Stock issued for services	3,000,800	3,001	-	-	-	-	3,001
Net loss	-	-	-	-	-	(319,877)	(319,877)
Balance, April 30, 2025	3,000,800	3,001	24,834,550	24,835	(6,901,877)	(1,332,939)	(8,206,980)
Issuance of common stock	-	-	12,727,497	12,727	-	-	12,727
Net income	-	-	-	-	-	16,658	16,658
Balance, July 31, 2025	3,000,800	$3,001	37,562,047	$37,562	$(6,901,877)	$(1,316,281)	$(8,177,595)

The accompanying notes are an integral part of these consolidated condensed financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(642,635)	$676
Adjustment to reconcile net loss to net cash provided in operations:
Change in fair market value of derivatives	(63,885)	-
Amortization of debt discount	46,627	-
Depreciation and amortization	-	230
Stock issued for services provided	20,728	-
Change in assets and liabilities:
Accounts receivable, net	-	(9,872)
Accounts payable and accrued expenses	190,189	(2,778)
Accrued compensation	225,000	-
Accrued interest	1,160,847	-
Warrant liability	-	-
Net Cash provided by (used in) operating activities	936,871	(11,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(190,000)	-
Net Cash used in investing activates	(190,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) notes payable, related party	-	11,714
Groovy Company, Inc. Acquisition	(746,871)	-
Net Cash provided by (used in) financing activates	(746,871)	11,714

Net change in cash and cash equivalents	-	(30)
Cash and cash equivalents Beginning of period	-	30
Cash and cash equivalents End of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 - Intangible - goodwill and other, in accounting for its intangible assets.  Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years.  The balance at July 31, 2025 and January 31, 2025 was $190,000 and $0, respectively.

	July 31, 2025	January 31, 2025
Intellectual property	$190,000	$-
Less: Accumulated amortization and impairment	-	-
Totals	$190,000	$-

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

DERIVATIVE LIABILITIES

Derivative liabilities include the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument. At July 31, 2025 and January 31, 2025, the Company had $3,059,100 and $0 derivative liability, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at July 31, 2025 and at January 31, 2025. At July 31, 2025 and January 31, 2025, the Company had no dilutive potential common shares.

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

Share-based expense was $15,728 and $0 for the three months ending July 31, 2025 and 2024, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of July 31, 2025 and January 31, 2025.

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

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE

The following table represents the convertible notes payable at July 31, 2025.  Per footnote 2, all convertible notes payable are in default.

Date of Note Issuance	July 31, 2025	January 31, 2025	Maturity Date	Conversion Terms	Name of Noteholder
2/14/17	2,800	0	8/14/17	See Footnote 1	Joseph Canouse
12/11/18	5,000	0	12/10/19	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
1/10/19	5,000	0	1/10/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/11/19	5,000	0	2/11/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/21/19	5,000	0	10/21/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
11/13/19	6,250	0	11/13/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
1/13/21	5,000	0	1/13/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
2/10/21	27,000	0	2/10/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/12/21	104,000	0	3/12/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/19/21	104,000	0	3/19/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/9/21	37,000	0	4/9/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/21/21	52,000	0	4/21/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/10/21	104,000	0	5/10/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/27/21	156,000	0	5/27/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/18/21	104,000	0	6/18/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/3/21	104,000	0	8/3/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/5/21	15,000	0	10/5/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/20/21	100,000	0	10/20/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
12/17/21	75,000	0	12/17/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
12/30/21	50,000	0	12/30/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
3/7/22	100,000	0	3/7/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/13/22	50,000	0	5/13/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/06/22	38,500	0	10/06/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/27/22	16,500	0	10/27/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/1/22	30,000	0	12/1/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

Date of Note Issuance	July 31, 2025	January 31, 2025	Maturity Date	Conversion Terms	Name of Noteholder
12/22/22	49,500	0	12/22/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/9/23	27,500	0	2/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/9/23	22,000	0	3/10/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/3/23	26,950	0	4/3/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/9/23	22,000	0	6/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/23/23	16,500	0	6/23/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/1/23	33,000	0	8/1/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/21/23	27,500	0	8/21/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
9/19/23	3,190	0	9/19/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/2/23	27,500	0	10/2/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/23/23	16,500	0	10/23/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
11/9/23	22,000	0	11/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/11/23	33,000	0	12/11/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
1/26/24	22,000	0	1/26/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/15/24	22,000	0	2/15/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/11/24	16,500	0	3/11/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/14/24	35,000	0	4/14/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/20/24	25,000	0	5/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/20/24	22,500	0	6/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
7/26/24	17,500	0	7/26/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/20/24	17,500	0	8/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
9/19/24	17,500	0	9/19/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
Sub-totals	$ 1,823,690	$ 0
Default Principal(2)	$ 1,862,690	$ 0
Less: Debt Discount	$ 0	$ 0

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

Below is a sample of the first two notes per the cross-default clause.

		200% of	Accrued	Default	Section
Note	Current	Principal	Interest	Interest	1.3 & 1.4(g) fees	Total Due
Date	Principal	(W)	(X)	(Y)	1 (Z)	(W+X+Y+Z)
2/14/2017	$ 2,800	$ 5,600	$ 2,658	$ 1,646	$ -	$ 9,904
1/10/2019	$ 5,000	$ 10,000	$ 2,985	$ 1,988	$ -	$ 14,973

1 (Z) is unknown and cannot be calculated unless the fees are provided by the lender at conversion.

NOTE 5 - ACCRUED INTEREST

The Company’s accrued interest consisted of the following:

	July 31, 2025	January 31, 2025
Carpathia, LLC	$166,362	$-
JP Carey, LLC	994,485	-
Total Accrued Interest	$1,160,847	$-

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

Mr. Franjose Yglesias, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

Mr. Kevin Jodrey, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

Mr. Marc Williams, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the above-mentioned agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued. As of July 31, 2025, and January 31, 2025 accrued expenses were $225,000 and $0, respectively.

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

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

Mr. Yglesias is also the Chief Executive Officer and controlling shareholder of GROOVY Company, Inc. (“GROOVY”), which was acquired by the Company on March 5, 2025. Accordingly, Mr. Yglesias is considered a related party with respect to transactions between the Company and GROOVY following the change in control.

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

NOTE 7 - STOCKHOLDERS’ EQUITY AUTHORIZED CAPITAL

As of July 31, 2025, the Company was authorized to issue up to 85,000,000 shares of capital stock, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The terms and rights of preferred stock may be designated in one or more series as determined by the Board of Directors in accordance with the Company’s Amended and Restated Articles of Incorporation.

Common Stock

As of July 31, 2025, and January 31, 2025, the Company had 37,562,047 and 19,834,550 shares of common stock issued and outstanding, respectively. During fiscal 2025, 1,000,000 shares of common stock were cancelled and 90,000 shares were sold for cash proceeds of $45,001.

Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders. Holders of common stock are entitled to receive dividends when and if declared by the Board of Directors. There are no conversion rights, redemption rights, or preemptive rights associated with the common stock.

Preferred Stock

As of July 31, 2025, 3,000,800 preferred shares have been issued. The Board of Directors is authorized to establish one or more series of preferred stock and to fix the designations, preferences, and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of each series, including dividend rights, conversion rights, voting rights, redemption terms, and liquidation preferences.

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

Warrants And Options

The Company has one (1) Warrant outstanding as of July 31, 2025, which contains standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s Common Stock or capital structure, the warrant has no participating rights for any losses: The Warrant was issued in connection with the convertible note executed on September 8, 2023. The Warrant is convertible into the Company’s Common Stock at an Exercise Price equal to $0.0001 of the price per share of the Company’s Common Stock. This warrant contains a cashless exercise provision.

The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the valuation as equity instruments. The warrants are marked-to-market each reporting period, which will have an impact to earnings. Any future exercises of the warrants will be recorded as cash received and recorded in cash, with a corresponding increase to Common Stock and additional paid-in capital in equity.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

As of July 31, 2025, the warrant liability had an initial value of $5,000 based on 100,000,000 shares of Common Stock underlying the Warrant, the following assumptions were observed:

Fair value assumptions - warrant liability	7/31/2025
Risk-free interest rate	5.25%
Expected lives (years)	7.0
Expected price volatility	141.52%

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the company has analyzed its operations subsequent to July 31, 2025, through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three months ended July 31 2025 and 2024:

Revenue and cost of goods sold

For the three months ended July 31, 2025 and 2024, the company generated revenues of $0 and 9,872, respectively.

Operating expenses

Total expenses for the three months ended July 31 , 2025 and 2024 were $246,323 and $5,580, respectively. The expenses for the three months ended July 31, 2025 and 2024 consisted of management compensation of $112,500 and $0 respectively; stock issued for services of $12,727 and $0, respectively; professional fees of $119,709 and $0, respectively; general and administrative costs of $1,087 and $5,580, respectively and rent expense of $300 and $0, respectively.

Net Loss

The net income (loss) for the three months ended July 31, 2025 and 2024 was ($246,323) and $4,292 respectively.

Results of Operations for the six months ended July 31, 2025 and 2024:

Revenue and cost of goods sold

For the six months ended July 31, 2025 and 2024, the company generated revenues of $0 and 11,836, respectively.

Operating expenses

Total expenses for the six months ended July 31 , 2025 and 2024 were $430,917 and $11,160, respectively. The expenses for the six months ended July 31, 2025 and 2024 consisted of management compensation of $225,000 and $0 respectively; stock issued for services of $15,728 and $0, respectively; professional fees of $187,958 and $0, respectively; general and administrative costs of $1,631 and $11,631, respectively and rent expense of $600 and $0, respectively.

Net Loss

The net income (loss) for the six months ended July 31, 2025 and 2024 was ($430,917) and $676 respectively.

Liquidity, and Capital Resources, and Cash Requirements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of July 31, 2025, the Company had $0 in cash and cash equivalents. The Company has not generated revenues and has relied primarily upon capital generated from public and private offerings of its securities.

The Company sustained a (loss) of ($642,635) for the six ended July 31, 2025 and income $3,616 for the six months ended July 31, 2024.  The Company has accumulated losses totaling $1,316,281 at July 31, 2025.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through our borrowing and the support of our shareholders.  At July 31, 2025, we had a working capital deficit of $8,367,595.  Our working capital deficit is due to the results of operations.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the three months ended July 31, 2025 and 2024 as presented below:

	For the Six Months Ended July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(642,635)	$676
Adjustment to reconcile net loss to net cash provided in operations:
Change in fair market value of derivatives	(63,885)	-
Amortization of debt discount	46,627	-
Depreciation and amortization	-	230
Stock issued for services provided	20,728	-
Change in assets and liabilities:
Accounts receivable, net	-	(9,872)
Accounts payable and accrued expenses	190,189	(2,778)
Accrued compensation	225,000	-
Accrued interest	1,160,847	-
Warrant liability	-	-
Net Cash provided by (used in) operating activities	936,871	(11,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(190,000)	-
Net Cash used in investing activates	(190,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) notes payable, related party	-	11,714
Groovy Company, Inc. Acquisition	(746,871)	-
Net Cash provided by (used in) financing activates	(746,871)	11,714

Net change in cash and cash equivalents	-	(30)
Cash and cash equivalents Beginning of period	-	30
Cash and cash equivalents End of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2025, the Company issued unregistered equity securities as follows:

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
Dated: September 9, 2025
	By:	/s/ Franjose Yglesias
	Name:	Franjose Yglesias
	Title:	Chief Executive Officer, President and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)