Form 10-Q
period 2025-10-31
PINEAPPLE EXPRESS CANNABIS Co
filed 2025-12-19
CIK 1710495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2025

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

As of December 18, 2025, the Company had 42,597,604 outstanding shares of common stock.

Documents incorporated by reference: None.

ii

PINEAPPLE EXPRESS CANNABIS COMPANY

TABLE OF CONTENTS

iii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations, assumptions, and projections about future events or financial performance and are not guarantees of future results. Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Statements containing words like “believe,” “anticipate,” “endeavor,” “estimate,” “expect,” “project,” “intend,” or similar expressions identify these forward-looking statements. Specifically, statements regarding future growth, market adoption of our platform, regulatory developments, technological advancements, and financial performance in the cannabis and cryptocurrency industries are subject to these risks and uncertainties

Factors that could cause actual results to differ materially from those currently anticipated include, but are not limited to: the risks associated with the evolving cannabis market, including but not limited to regulatory uncertainties and changes in laws and regulations; competitive pressures within the cannabis sector; technological disruptions impacting operational efficiency; fluctuations in market demand; variations in product pricing; the ability to effectively penetrate new markets; and the potential financial or reputational impacts from legal, administrative, or regulatory developments. Further, risks relating to the volatile nature of the cryptocurrency market, potential security breaches, fluctuations in token values, and changes in investor sentiment are relevant considerations. These factors, as well as risks relating to the general economy, market volatility, and competitive activity, are further detailed within the “Risk Factors” section of this document.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	October 31, 2025	January 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Intangible assets, net	190,000	-
TOTAL ASSETS	$190,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	192,568	2,079
Accrued compensation	112,500	-
Accrued interest	1,259,673	-
Convertible note payable, net of discount of $0 and $0	3,723,597	-
Derivative liability	3,050,762	-
Warrant liability	5,000	-
Total Current Liabilities	8,344,100	2,079
TOTAL LIABILITIES	8,344,100	2,079

Stockholders’ Deficit
Preferred stock Series A: 10,000,000 shares authorized; $0.001 par value. 1,000,300 and 0 shares issued and outstanding, respectively	1,001	-
Common stock: 75,000,000 authorized; $0.001 par value 42,597,604 and 19,834,550 shares issued and outstanding, respectively	42,598	19,835
Additional paid-in capital	(6,901,877)	651,732
Accumulated deficit	(1,295,822)	(673,646)
Total Stockholders’ Deficit	(8,154,100)	(2,079)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$190,000	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Revenues	$-	$4,332	$-	$16,168

Operating Expenses
Management fees	(112,500)	-	112,500	-
Stock for services	1,253	-	16,981	-
Professional fees	-	-	187,958	-
General and administrative expense	-	5,580	1,631	16,740
Rent expense	300	-	900	-
Total operating expenses	(110,947)	5,580	319,970	16,740

Net income (loss) from operations	110,947	(1,248)	(319,970)	(572)

Other income (expense)
Interest expense	(98,826)	-	(327,802)	-
Amortization of debt discount	-	-	(46,627)	-
Change in derivative	8,338	-	72,223	-
Total other income (expense)	(90,488)	-	(302,206)	-

Net income (loss) before taxes	$20,459	$(1,248)	$(622,176)	$(572)

Income tax expense	-	-	-	-

Net income (loss)	$20,459	$(1,248)	$(622,176)	$(572)

Basic and diluted loss per share	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average number of shares outstanding	39,204,076	19,836,217	30,644,355	19,836,217

The accompanying notes are an integral part of these consolidated condensed financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders’ Deficit

For the Periods Ended October 31, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, January 31, 2024	-	$-	20,744,550	$20,745	$605,822	$(642,493)	$(15,926)
Issuance of common stock	-	-	90,000	90	44,910	-	45,000
Cancellation of common stock	-	-	(1,000,000)	(1,000)	1,000	-	-
Net loss	-	-	-	-		(3,616)	(3,616)
Balance, April 30, 2024	-	-	19,834,550	19,835	651,732	(646,109)	25,458
Net income	-	-	-	-		4,292	4,292
Balance, July 31, 2024	-	-	19,834,550	19,835	651,732	(641,817)	29,750
Net loss	-	-	-	-		(1,248)	(1,248)
Balance, October 31, 2024	-	$-	19,834,550	$19,835	$651,732	$(643,065)	$28,502

Balance, January 31, 2025	-	$-	19,834,550	$19,835	$651,732	$(673,646)	$(2,079)
Stock issued for acquisition	-	-	5,000,000	5,000	(7,553,609)	-	(7,548,609)
Stock issued for services	3,000,800	3,001	-	-	-	-	3,001
Net loss	-	-	-	-	-	(319,877)	(319,877)
Balance, April 30, 2025	3,000,800	3,001	24,834,550	24,835	(6,901,877)	(1,332,939)	(8,206,980)
Issuance of common stock	-	-	12,727,497	12,727	-	-	12,727
Net income	-	-	-	-	-	16,658	16,658
Balance, July 31, 2025	3,000,800	3,001	37,562,047	37,562	(6,901,877)	(1,316,281)	$(8,177,595)
Stock issued for debt conversion	-	-	1,782,609	1,783	-	-	1,783
Stock issued for services	(2,000,500)	(2,000)	3,252,948	3,253	-	-	1,253
Net income	-	-	-	-	-	20,459	20,459
Balance, October 31, 2025	1,000,300	$1,001	42,597,604	$42,598	$(6,901,877)	$(1,259,822)	$(8,154,100)

The accompanying notes are an integral part of these consolidated condensed financial statements.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended October 31,
	2025		2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(622,176)		$(572)
Adjustment to reconcile net loss to net cash provided in operations:
Change in fair market value of derivatives	(72,223)		-
Amortization of debt discount	46,627		-
Depreciation and amortization	-		345
Stock issued for services provided	23,764		-
Change in assets and liabilities:
Accounts receivable, net	-		(14,204)
Accounts payable and accrued expenses	190,489		2,668
Accrued compensation	112,500		-
Accrued interest	1,259,673		-
Net Cash provided by (used in) operating activities	938,654		(11,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(190,000)		-
Net Cash used in investing activates	(190,000)		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) notes payable, related party	-		12,144
Proceeds (payments) convertible notes payable	(1,783)		-
Groovy Company, Inc. Acquisition	(746,871)		-
Net Cash provided by (used in) financing activates	(748,654)		12,144

Net change in cash and cash equivalents	-		381
Cash and cash equivalents Beginning of period	-		30
Cash and cash equivalents End of period	$-		$411

Supplemental cash flow information
Cash paid for interest	$-		$-
Cash paid for taxes	$-		$-

Non-cash transactions
Debt/accrued interest converted into common stock	$1,783	$

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

The Company generated $0 revenue for the nine months ended October 31, 2025 and $16,168 for the nine months ended October 31, 2024.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 - Intangible - goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years.  The balance at October 31, 2025 and January 31, 2025 was $190,000 and $0, respectively.

	October 31, 2025	January 31, 2025
Intellectual property	$190,000	$-
Less: Accumulated amortization and impairment	-	-
Totals	$190,000	$-

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

DERIVATIVE LIABILITIES

Derivative liabilities include the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument. At October 31, 2025 and January 31, 2025, the Company had $3,050,762 and $0 derivative liability, respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of October 31, 2025.

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

As of October 31, 2025, the Company had unused net operating loss carry forwards of $390,000 available to reduce federal taxable income. The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 are able to be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

No deferred tax assets or liabilities were recognized as of October 31, 2025 or 2024.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at October 31, 2025 and at January 31, 2025. At October 31, 2025 and January 31, 2025, the Company had no dilutive potential common shares.

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

Share-based expense was $16,981 and $0 for the nine months ending October 31, 2025 and 2024, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of October 31, 2025 and January 31, 2025.

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

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE

The following table represents the convertible notes payable at October 31, 2025.  Per footnote 2, all convertible notes payable are in default.

Date of Note Issuance	October 31, 2025	January 31, 2025	Maturity Date	Conversion Terms	Name of Noteholder
2/14/17	2,800	0	8/14/17	See Footnote 1	Joseph Canouse
12/11/18	5,000	0	12/10/19	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
1/10/19	5,000	0	1/10/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/11/19	5,000	0	2/11/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/21/19	5,000	0	10/21/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
11/13/19	6,250	0	11/13/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
1/13/21	5,000	0	1/13/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
2/10/21	27,000	0	2/10/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/12/21	104,000	0	3/12/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/19/21	104,000	0	3/19/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/9/21	37,000	0	4/9/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/21/21	52,000	0	4/21/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/10/21	104,000	0	5/10/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/27/21	156,000	0	5/27/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/18/21	104,000	0	6/18/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/3/21	104,000	0	8/3/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/5/21	15,000	0	10/5/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/20/21	100,000	0	10/20/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
12/17/21	75,000	0	12/17/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
12/30/21	50,000	0	12/30/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
3/7/22	100,000	0	3/7/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/13/22	50,000	0	5/13/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/06/22	38,500	0	10/06/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/27/22	16,500	0	10/27/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/1/22	30,000	0	12/1/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

Date of Note Issuance	October 31, 2025	January 31, 2025	Maturity Date	Conversion Terms	Name of Noteholder
12/22/22	49,500	0	12/22/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/9/23	27,500	0	2/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/9/23	22,000	0	3/10/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/3/23	26,950	0	4/3/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/9/23	22,000	0	6/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/23/23	16,500	0	6/23/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/1/23	33,000	0	8/1/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/21/23	27,500	0	8/21/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
9/19/23	3,190	0	9/19/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/2/23	27,500	0	10/2/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/23/23	16,500	0	10/23/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
11/9/23	22,000	0	11/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/11/23	33,000	0	12/11/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
1/26/24	22,000	0	1/26/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/15/24	22,000	0	2/15/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/11/24	16,500	0	3/11/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/14/24	35,000	0	4/14/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/20/24	25,000	0	5/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/20/24	22,500	0	6/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
7/26/24	17,500	0	7/26/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/20/24	17,500	0	8/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
9/19/24	17,500	0	9/19/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/31/24	10,000	0	10/31/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/3/24	14,000	0	12/3/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/19/24	15,000	0	12/19/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
Sub-totals	$ 1,860,907	$ 0
Default Principal(2)	$ 1,862,690	$ 0
Less: Debt Discount	$ 0	$ 0

Footnote 1 -Lowest of 75% of issuance day price or 50% lowest bid price in 30 days prior to conversion

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

Footnote 2 -Cross-Default. Upon the occurrence and during the continuation of any Event of Default, THE NOTE SHALL BECOME IMMEDIATELY DUE AND PAYABLE AND THE BORROWER SHALL PAY TO THE HOLDER, IN FULL SATISFACTION OF ITS OBLIGATIONS HEREUNDER, AN AMOUNT EQUAL TO 200% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment (the “Mandatory Prepayment Date”) plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof (the then outstanding principal amount of this Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the “Default Amount”) and all other amounts payable hereunder shall immediately become due and payable, all without demand, presentment or notice, all of which hereby are expressly waived, together with all costs, including, without limitation, legal fees and expenses, of collection, and the Holder shall be entitled to exercise all other rights and remedies available at law or in equity.

Below is a sample of the first two notes per the cross-default clause.

		200% of	Accrued	Default	Section
Note	Current	Principal	Interest	Interest	1.3 & 1.4(g) fees	Total Due
Date	Principal	(W)	(X)	(Y)	1 (Z)	(W+X+Y+Z)
2/14/2017	$ 2,800	$ 5,600	$ 2,658	$ 1,646	$ -	$ 9,904
1/10/2019	$ 5,000	$ 10,000	$ 2,985	$ 1,988	$ -	$ 14,973

1 (Z) is unknown and cannot be calculated unless the fees are provided by the lender at conversion.

NOTE 5 - ACCRUED INTEREST

The Company’s accrued interest consisted of the following:

	October 31, 2025	January 31, 2025
Carpathia, LLC	$179,393	$-
JP Carey, LLC	1,080,280	-
Total Accrued Interest	$1,259,673	$-

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

Mr. Franjose Yglesias, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

Mr. Kevin Jodrey, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

Mr. Marc Williams, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the above-mentioned agreements.  Payments on behalf of the Company and accruals made under contractual obligation are accrued.  Pursuant to Messrs. Jodrey and Williams resignations, their respective accrued management fees were canceled. The total cancelation of accrued management fees was $112,500. As of October 31, 2025, and January 31, 2025 accrued expenses were $112,500 and $0, respectively.

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

NOTE 7 - STOCKHOLDERS’ EQUITY AUTHORIZED CAPITAL

As of October 31, 2025, the Company was authorized to issue up to 85,000,000 shares of capital stock, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The terms and rights of preferred stock may be designated in one or more series as determined by the Board of Directors in accordance with the Company’s Amended and Restated Articles of Incorporation.

Common Stock

As of October 31, 2025, and January 31, 2025, the Company had 42,597,604 and 19,834,550 shares of common stock issued and outstanding, respectively. During fiscal 2025, 1,000,000 shares of common stock were cancelled, and 90,000 shares were sold for cash proceeds of $45,001.

Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders. Holders of common stock are entitled to receive dividends when and if declared by the Board of Directors. There are no conversion rights, redemption rights, or preemptive rights associated with the common stock.

Preferred Stock

As of October 31, 2025, 1,000,300 preferred shares have been issued. The Board of Directors is authorized to establish one or more series of preferred stock and to fix the designations, preferences, and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of each series, including dividend rights, conversion rights, voting rights, redemption terms, and liquidation preferences.

Pursuant to Messrs. Jodrey and Williams resignations, their respective Preferred stock was canceled and returned to the treasury.  Total cancelation consisted of 500 shares of Preferred A stock and 2,000,000 shares of Preferred C stock.

Equity Transactions

On March 5, 2025, subsequent to the fiscal year end, the Company issued 5,000,000 shares of its common stock pursuant to a Share Exchange Agreement with GROOVY Company, Inc. (f/k/a Santo Mining Corp.), in exchange for 350,000,000 shares of Series A Preferred Stock of GROOVY. As a result of the transaction, the Company acquired a controlling interest in GROOVY, which became a majority-owned subsidiary. See Note 1 - Description of Business.

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

Warrants And Options

The Company has one (1) Warrant outstanding as of October 31, 2025, which contains standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s Common Stock or capital structure, the warrant has no participating rights for any losses: The Warrant was issued in connection with the convertible note executed on September 8, 2023. The Warrant is convertible into the Company’s Common Stock at an Exercise Price equal to $0.0001 of the price per share of the Company’s Common Stock. This warrant contains a cashless exercise provision.

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

As of October 31, 2025, the warrant liability had an initial value of $5,000 based on 100,000,000 shares of Common Stock underlying the Warrant, the following assumptions were observed:

Fair value assumptions - warrant liability	10/31/2025
Risk-free interest rate	5.25%
Expected lives (years)	7.0
Expected price volatility	141.52%

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

PINEAPPLE EXPRESS CANNABIS COMPANY AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the company has analyzed its operations subsequent to October 31, 2025, through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three months ended October 31 2025 and 2024:

Revenue and cost of goods sold

For the three months ended October 31, 2025 and 2024, the company generated revenues of $0 and $4,332, respectively.

Operating expenses

Total expenses for the three months ended October 31, 2025 and 2024 were ($110,947) and $5,580, respectively. The expenses for the three months ended October 31, 2025 and 2024 consisted of management compensation of ($112,500) and $0 respectively; stock issued for services of $1,253 and $0, respectively; general and administrative costs of $0 and $5,580, respectively and rent expense of $300 and $0, respectively.

Other income (expenses)

Total other income (expenses) for the three months ended October 31, 2025 and 2024 were ($90,488) and $0, respectively. Other income (expenses) for the three months ended October 31, 2025 and 2024 consisted of interest expense of ($98,826) and $0 respectively and change in derivative of $8,338 and $0, respectively.

Net Income (Loss)

The net loss for the three months ended October 31, 2025 and 2024 was $20,459 and ($1,248) respectively.

Results of Operations for the nine months ended October 31, 2025 and 2024:

Revenue and cost of goods sold

For the nine months ended October 31, 2025 and 2024, the company generated revenues of $0 and 16,168, respectively.

Operating expenses

Total expenses for the nine months ended October 31, 2025 and 2024 were $319,970 and $16,740, respectively. The expenses for the nine months ended October 31, 2025 and 2024 consisted of management compensation of $112,500 and $0 respectively; stock issued for services of $16,981 and $0, respectively; professional fees of $187,958 and $0, respectively; general and administrative costs of $1,631 and $16,740, respectively and rent expense of $900 and $0, respectively.

Other income (expenses)

Total other income (expenses) for the nine months ended October 31, 2025 and 2024 were ($302,206) and $0, respectively. Other income (expenses) for the nine months ended October 31, 2025 and 2024 consisted of interest expense of ($327,802) and $0 respectively; amortization of debt discount of ($46,627) and $0, respectively and change in derivative of $72,223 and $0, respectively.

Net Loss

The net loss for the nine months ended October 31, 2025 and 2024 was $622,176 and $572 respectively.

Liquidity, and Capital Resources, and Cash Requirements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of October 31, 2025, the Company had $0 in cash and cash equivalents. The Company has not generated revenues and has relied primarily upon capital generated from public and private offerings of its securities.

The Company sustained a loss of $622,176 for the nine months ended October 31, 2025 and $572 for the nine months ended October 31, 2024.  The Company has accumulated losses totaling $1,295,822 at October 31, 2025.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through our borrowing and the support of our shareholders. At October 31, 2025, we had a working capital deficit of $8,344,100.  Our working capital deficit is due to the results of operations.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the nine months ended October 31, 2025 and 2024 as presented below:

	Nine Months Ended October 31,
	2025		2024
Net cash used in Operating activities:	$938,654		$(11,763)
Net cash used in investing activities:	$(190,000)	$	---
Net cash provided by financing activities:	$(748,654)		$12,144

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not maintain appropriate cash controls - As of October 31, 2025, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls - As of October 31, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, the Company has concluded that the internal control over financial reporting is ineffective in 2025 because of the material weakness identified by our independent auditor.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended October 31, 2025, the Company issued 5,035,557 shares of its common stock as follows:

1.1,782,609 shares were issued for conversion of a promissory note

2.3,252,948 shares were issued for services rendered.

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

PINEAPPLE EXPRESS CANNABIS COMPANY
Dated: December 19, 2025
	By:	/s/ Franjose Yglesias
	Name:	Franjose Yglesias
	Title:	Chief Executive Officer, President and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)